Form 10-Q
period 1996-05-31
COBB THEATRES LLC
filed 1996-07-15
CIK 1011152

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          -------------------------

                                  FORM 10-Q

        X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: May 31, 1996

                                      OR

       __     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                             THE SECURITIES ACT OF 1934

              For the transition period from ________ to _______

                       Commission File Number 333-2724

                          -------------------------

                            Cobb Theatres, L.L.C.
            (Exact name of Registrant as Specified in its Charter)


Alabama                                                     63-1161322
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)



                              924 Montclair Road
                          Birmingham, Alabama 35213
                   (Address of principal executive offices)
                                (205)591-2323
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               Yes  Not Applicable           No _____________

                              COBB THEATRES L.L.C.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED MAY 31, 1996

                                      INDEX

                                                                        Page No.
                                                                        --------
PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Statements of Operations                   3

          Condensed Consolidated Balance Sheets                             4

          Consolidated Statements of Cash Flows                             5

          Notes to Condensed Consolidated Financial Statements              6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     8

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                13

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 13

          SIGNATURES                                                       14

                              Cobb Theatres, L.L.C.
                 Condensed Consolidated Statements of Operations
                                 (in thousands)
                                   (unaudited)

                                                   Three Months                 Nine Months
                                                   Ended May 31,               Ended May 31,
                                                 1996        1995            1996        1995
                                            ------------------------    ------------------------
Revenues:
  Theatre admissions                            $19,117     $14,551         $55,700     $46,688
  Concessions                                     7,673       5,736          21,957      18,135
  Other                                             668         679           2,055       2,058
                                            ------------------------    ------------------------
     Total revenues                              27,458      20,966          79,712      66,881

Costs of revenues:
  Film rental                                     9,155       6,463          27,008      22,013
  Concession                                      1,148         816           3,335       2,525
                                            ------------------------    ------------------------
     Total cost of revenues                      10,303       7,279          30,343      24,538
                                            ------------------------    ------------------------

     Gross profit                                17,155      13,687          49,369      42,343

Operating expenses:
  Advertising                                       834         724           2,414       2,079
  Payroll and related costs                       3,512       2,791           9,916       8,426
  Occupancy                                       6,360       6,046          18,777      17,601
  Repairs and maintenance                           458         339           1,020       1,037
  Other                                           1,233         997           3,470       2,542
  General and administrative                      2,008       1,740           5,773       4,998
  Depreciation and amortization                   2,324       1,986           6,792       5,716
                                            ------------------------    ------------------------
     Total operating expenses                    16,729      14,623          48,162      42,399
                                            ------------------------    ------------------------

     Operating income (loss)                        426        (936)          1,207         (56)
                                            ------------------------    ------------------------

Other income (deductions):
  Interest expense, net                          (2,231)     (1,146)         (5,939)     (3,561)
  Debt refinance costs                           (1,191)          0          (1,191)          0
  Other                                            (118)         (7)           (146)        (32)
                                            ------------------------    ------------------------
                                                 (3,540)     (1,153)         (7,276)     (3,593)
                                            ------------------------    ------------------------

Income (loss) before income taxes                (3,114)     (2,089)         (6,069)     (3,649)

Income tax expense (benefit)                     (1,032)       (731)         (2,111)     (1,301)
                                            ------------------------    ------------------------

     Net income (loss)                          ($2,082)    ($1,358)        ($3,958)    ($2,348)
                                            ========================    ========================

                        See accompanying notes to financial statements.

                              Cobb Theatres, L.L.C.
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                           May 31,        August 31,
                                                                            1996            1995
                                                                        ---------------------------
     ASSETS                                                             (unaudited)
Current assets:
  Cash and equivalents                                                       $2,573         $1,241
  Receivables                                                                   534            863
  Other assets                                                                6,260          3,557
                                                                        ---------------------------
     Total current assets                                                     9,367          5,661

Property and equipment, net                                                  79,689         75,427
Intangible assets, net                                                       16,538         14,323
Other assets                                                                  2,874          2,729
                                                                        ===========================
     Total assets                                                          $108,468        $98,140
                                                                        ===========================


     LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accounts payable                                                           $3,641         $5,397
  Accrued film rentals                                                        6,022          5,545
  Accrued expenses and other liabilities                                      6,979          5,768
  Revolving line of credit                                                        0          9,700
  Long-term debt, current installments                                            0          2,069
  Obligations under capital leases, current installments                        254            248
                                                                        ---------------------------
     Total current liabilities                                               16,896         28,727

Long-term debt                                                               85,000         58,966
Obligations under capital leases                                              1,619          1,771
Other long-term liabilites                                                    4,705          4,468
                                                                        ---------------------------
     Total liabilites                                                       108,220         93,932

Commitments and contingencies

Members' equity                                                                 248          4,208
                                                                        ---------------------------

     Total liabilities and members' equity                                 $108,468        $98,140
                                                                        ===========================

                 See accompanying notes to financial statements.

                              Cobb Theatres, L.L.C.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                 Nine Months
                                                                                Ended May 31,
                                                                              1996           1995
                                                                        ---------------------------
Cash flows from operating activities:
  Net loss                                                                  ($3,958)       ($2,348)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Depreciation and amortization                                           6,792          5,716
      (Gain) loss on asset dispositions                                         146            (32)
      Provision for deferred income taxes                                    (2,111)        (1,120)
      Debt refinance costs                                                    1,191              0
    (Increase) decrease in assets:
       Receivables                                                              329           (739)
       Other current assets                                                    (592)           (51)
    Increase (decrease) in liabilities:
       Accounts payable                                                      (1,756)         2,089
       Accrued film rental                                                      477         (1,311)
       Accrued expenses and other liabilities                                 1,211           (317)
                                                                        ---------------------------
            Total adjustments                                                 5,687          4,235
                                                                        ---------------------------
             Net cash provided by operating
               activities                                                     1,729          1,887
                                                                        ---------------------------

Cash flows from investing activites:
   Additions to property and equipment                                      (10,990)        (6,833)
   Construction in progress                                                   2,018         (4,553)
   Other                                                                       (790)             2
                                                                        ---------------------------
             Net cash used in investing activities                           (9,762)       (11,384)
                                                                        ---------------------------

Cash flows from financing activities:
  Proceeds from senior secured notes                                         85,000              0
  Proceeds from senior subordinated notes                                    10,000              0
  Payments on senior subordinated notes                                     (10,000)             0
  Proceeds (payments) on long-term bank debt, net                           (60,798)           798
  Proceeds (payments) on revolving line of credit                          (9,700)         6,500
  Principal payments from related parties                                         0            (41)
  Principal payments under capital lease                                       (146)           689
  Capitalized debt issue costs                                               (4,376)             0
  Debt prepayment fees                                                         (615)             0
                                                                        ---------------------------
             Net cash provided by financing
               activities                                                     9,365          7,946
                                                                        ---------------------------

  Net increase (decrease) in cash and equivalents                             1,332         (1,551)
  Cash and equivalents - beginning of period                                  1,241          1,905
                                                                        ===========================
  Cash and equivalents - end of period                                       $2,573           $354
                                                                        ===========================

Supplemental disclosures of cash flow information:
  Cash paid for:   Interest                                                  $5,939         $3,561
                                                                        ===========================
                   Income Taxes                                              $1,634           $104
                                                                        ===========================

Supplemental disclosures of noncash investing
   and financing activities:
  Capital lease obligation incurred to lease equipment                           $0           $842
                                                                        ===========================

                 See accompanying notes to financial statements.

                              COBB THEATRES, L.L.C.
              Notes to Condensed Consolidated Financial Statements
                                  May 31, 1996
                                   (unaudited)

NOTE 1 -- THE COMPANY

Cobb Theatres, L.L.C. (the Company) is an Alabama limited liability company formed to acquire and operate the business of Cobb Theatres Group, a privately-held group of companies based in Birmingham, Alabama. The Company was formed to create a consolidated entity to facilitate the offering of $85 million of Senior Secured Notes (the "Debt Offering") and the establishment of the New Credit Facility (as discussed in Note 3). Prior to the completion of certain Formation Transactions on March 6, 1996 (as discussed below) the Company consisted of R. C. Cobb, Inc., Cobb Theatres II, Inc. and R & J Concessions, Inc.

Cobb Finance Corp., a wholly-owned subsidiary of the Company, was incorporated for the purpose of serving as a co-issuer of the Senior Secured Notes in order to facilitate the Debt Offering. Cobb Finance Corp. will not have any substantial operations or assets of any kind.

Concurrently with the closing of the Debt Offering on March 6, 1996 (i) R. C. Cobb, Inc. acquired the outstanding equity of R & J Concessions, Inc., (ii) R & J Concessions, Inc. was merged into its sole shareholder, R. C. Cobb, Inc. and
(iii) Cobb Theatres, L.L.C. acquired the outstanding equity of R. C. Cobb, Inc. and Cobb Theatres II, Inc. which had previously been held by members of the Cobb family (the "Formation Transactions") in exchange for an interest in Cobb
Theatres, L.L.C.   As a result of the foregoing Formation Transactions, R. C.
Cobb, Inc. and Cobb Theatres II, Inc. became, together with Cobb Finance Corp., subsidiaries of the Company. The Cobb family as members own all of the equity interest of Cobb Theatres, L.L.C.

The term "Company" or "Cobb Theatres" used herein shall mean the Cobb Theatre Group prior to the Formation Transactions and shall mean Cobb Theatres, L.L.C. and its consolidated subsidiaries after the completion of the Debt Offering.

NOTE 2 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and reflect the formation of Cobb Theatres, L.L.C., which includes the reclassification of stockholders' equity as members' equity. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All assets and liabilities are stated at the amounts at which they were stated in the financial statements of the predecessor entities in a manner similar to a pooling of interests.

Due to the seasonal nature of the Company's business, operating expenses for the three months and nine months ended May 31, 1996 are not necessarily indicative of the results that may be expected for the year ending August 31, 1996. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended August 31, 1995.

NOTE 3 -- LONG TERM DEBT

On March 6, 1996, the Company issued $85 million of 10 5/8% Senior Secured Notes due March 1, 2003. Interest on the Senior Secured Notes will be due semi-annually and commences on September 1, 1996. The proceeds from the Debt Offering were primarily used to repay $76.6 million of existing debt and pay approximately $3.5 million of commissions and other expenses associated with the Debt Offering, with the remaining proceeds of approximately $4.9 million available for general corporate purposes, including interest and fees, funding working capital and the development of additional theatres. As a result of the debt refinancing during the quarter, the Company incurred $615,000 of prepayment fees and wrote off $576,000 of deferred loan costs associated with the previous debt.

Concurrent with the issuance of the Senior Secured Notes, the Company entered into a $25 million New Credit Facility, led by one of its existing banks. The New Credit Facility is comprised of a $12.5 million senior secured seasonal revolver available for working capital purposes and a $12.5 million senior secured reducing revolver available for future capital expenditures. Access to the availability under the New Credit Facility will be dependent upon the achievement by the Company of certain financial ratios.

The Senior Secured Notes and the New Credit Facility are secured on an equal and ratable basis by a first pledge of the equity interests of the subsidiaries of the Company, all intercompany notes and a security interest in all of the assets (other than real property) of the Company's subsidiaries.

The New Credit Facility contains covenants that, among other things, restrict the ability of the Company to incur additional debt, create certain liens, make certain investments (including certain capital expenditures), pay dividends or make other distributions, sell assets of the Company or its subsidiaries, issue or sell equity interests of the Company's subsidiaries or enter into certain mergers or consolidations. Under the New Credit Facility the Company will be required to comply with specified financial ratios, including maximum net debt to EBITDA and minimum interest coverage and fixed charge coverage ratios.

NOTE 4 -- EARNINGS PER SHARE

Earnings per share information is not presented as the Company is a limited liability company consisting of member interests rather than shareholder interests.

NOTE 5 -- CONTINGENCIES

The Company is a party to various legal proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the consolidated financial positions or results of operations of the Company.

The previously disclosed dispute with the state of Florida regarding a recent sales, use and rental tax audit has been settled for less than $20,000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and the notes thereto included herein.

Overview

The Company's revenues are generated primarily from admission revenues and concession revenues. Additional revenues are generated by on-screen advertising and electronic video games installed in the lobbies of the Company's theatres. The two major components of admissions revenues are attendance and ticket prices. Attendance is most influenced by the quality of films released by distributors and, to a lesser extent, by expansions into new markets, competition and population growth in the geographic markets. Although the Company's ticket pricing in a particular market may change in response to competition and other factors, the Company's average ticket price has remained relatively stable throughout the periods presented. The Company's principal costs of operations are film rentals, costs of concessions, payroll, occupancy costs, such as theatre rentals and utilities, advertising costs and other expenses, such as insurance and ad valorem taxes.

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of operations:

                                                        Percentage of Total Revenues
                                             ---------------------------------------------------
                                                   Three Months                Nine Months
                                                   Ended May 31,               Ended May 31,
                                                 1996        1995             1996       1995
                                             -----------------------     -----------------------
Revenues:
  Theatre admissions                             69.6%       69.4%            69.9%      69.8%
  Concessions                                    27.9%       27.4%            27.5%      27.1%
  Other                                           2.4%        3.2%             2.6%       3.1%
     Total revenues                             100.0%      100.0%           100.0%     100.0%
Cost of revenues                                 37.5%       34.7%            38.1%      36.7%
Gross profit                                     62.5%       65.3%            61.9%      63.3%
Other theatre operating costs                    45.1%       52.0%            44.7%      47.4%
General and administrative expenses               7.3%        8.3%             7.2%       7.5%
Depreciation and amortization                     8.5%        9.5%             8.5%       8.5%
Operating income                                  1.5%       -4.5%             1.5%      -0.1%
Interest expense, net                            -8.1%       -5.5%            -7.5%      -5.3%
Net income (loss)                                -7.6%       -6.5%            -5.0%      -3.5%

Other key ratios:
Film rental costs as a percentage of
  admission revenues                             47.9%       44.4%            48.5%      47.1%
Cost of concessions as a percentage of
  concession revenues                            15.0%       14.2%            15.2%      13.9%

Comparison of the Three Months Ended May 31, 1996 and May 31, 1995

REVENUES. Revenues increased 31.0% in the three months ended May 31, 1996 (third quarter of fiscal 1996) to $27.5 million from $21.0 million in the three months ended May 31, 1995 (third quarter of fiscal 1995). Attendance increased 29.3% during the third quarter of fiscal 1996 versus the third quarter of fiscal 1995. The increase in attendance resulted from the popularity of films released during the period and from a 7.7% increase in the average screen count. The average ticket price for first-run films increased 1.0% to $4.09 in the third quarter of fiscal 1996 compared to $4.05 in the third quarter of fiscal 1995. The average first-run concession revenue per patron increased to $1.54 in the third quarter of fiscal 1996 compared to $1.43 in the third quarter of fiscal 1995.

GROSS PROFIT. Gross profit (consisting of revenues less film rental costs and cost of concessions) increased 25.3% in the third quarter of fiscal 1996 to $17.2 million from $13.7 million in the third quarter of fiscal 1995. This increase is primarily attributable to the 31.0% increase in revenues. Gross profit as a percentage of total revenues (the "gross profit percentage") decreased to 62.5% in the third quarter of fiscal 1996 from 65.3% in the third quarter of fiscal 1995. The decrease in gross profit as a percentage of revenues resulted primarily from an increase in film rental costs as a percentage of theatre admissions from 44.4% to 47.9% due to the increased number of higher grossing films and an increase in the cost of concessions as a percentage of concession revenues from 14.2% to 15% due to an increased variety of products which allowed the Company to increase concession revenues per patron.

OTHER THEATRE OPERATING COSTS. Other theatre operating costs increased 13.8% in the third quarter of fiscal 1996 to $12.4 million from $10.9 million in the third quarter of fiscal 1995, primarily resulting from a 7.7% increase in the average screen count and a 29.3% increase in attendance. Other theatre operating costs as a percentage of revenues decreased to 45.1% in the third quarter of fiscal 1996 from 52.0% in the third quarter of fiscal 1995 primarily due to economies gained from the increase in the average number of screens per location and a 23.7% increase in average revenues per screen.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 15.4% in the third quarter of fiscal 1996 to $2.0 million from $1.7 million in the third quarter of fiscal 1995, primarily resulting from the 7.7% increase in the average screen count and increased payroll and related costs and professional fees. General and administrative expenses as a percentage of revenues decreased to 7.3% in the third quarter of fiscal 1996 from 8.3% in the third quarter of fiscal 1995 due to the increase in revenues.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 17.0% in the third quarter of fiscal 1996 to $2.3 million from $2.0 million in the third quarter of fiscal 1995. This increase was primarily the result of theatre property additions.

INTEREST EXPENSE, NET. Net interest expense increased 94.7% in the third quarter of fiscal 1996 to $2.2 million from $1.1 million in the third quarter of fiscal 1995. The increase was due to an increase in the average debt outstanding and higher interest rates on a significant portion of the Company's debt in the third quarter of fiscal 1996 versus the third quarter of fiscal 1995.

NET LOSS. Net loss increased 53.3% in the third quarter of fiscal 1996 to $2.1 million from $1.4 million in the third quarter of fiscal 1995. The third quarter of fiscal 1996 included $1.2 million of debt refinance costs consisting of $615,000 of prepayment fees and the write-off of $576,000 of deferred loan costs associated with the Company's previous debt which was refinanced on March 6, 1996.


Comparison of the Nine Months ended May 31, 1996 and May 31, 1995

REVENUES. Revenues increased 19.2% in the nine months ended May 31, 1996 (the 1996 period) to $79.7 million from $66.9 million in the nine months ended May 31, 1995 (the 1995 period). Attendance increased 19.3% during the 1996 period versus the 1995 period. The increase in attendance resulted from the popularity of films released during the period and from a 7.0% increase in the average screen count. The average ticket price for first-run films decreased 1.2% to $4.09 in the 1996 period compared to $4.14 in the 1995 period. The decrease in first-run ticket prices was primarily due to the commencement of student and military discounts near the end of the second quarter of fiscal 1995. The average first-run concession revenue per patron increased 4.2% to $1.50 in the 1996 period compared to $1.44 in the 1995 period.

GROSS PROFIT. Gross profit increased 16.6% in the nine months ended May 31, 1996 to $49.4 million from $42.3 million in the nine months ended May 31, 1995. This increase is primarily attributable to the 19.2% increase in revenues. Gross profit as a percentage of total revenues decreased to 61.9% in the 1996 period from 63.3% in the 1995 period. The decrease as a percentage of revenues resulted primarily from an increase in film rental costs as a percentage of theatre admissions from 47.1% to 48.5% and an increase in the cost of concessions as a percentage of concessions revenues from 13.9% to 15.2%.

OTHER THEATRE OPERATING COSTS. Other theatre operating costs increased 12.3% in the nine months ended May 31, 1996 to $35.6 million from $31.7 million in the nine months ended May 31, 1995, primarily due to the 7.0% increase in the average screen count and a 19.3% increase in attendance. Other theatre operating costs as a percentage of revenues, decreased to 44.7% in the 1996 period from 47.4% in the 1995 period primarily due to economies gained from the increase in the average number of screens per location and a 11.4% increase in average revenues per screen.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 15.5% in the nine months ended May 31, 1996 to $5.8 million from $5.0 million for the nine months ended May 31, 1995, primarily due to the increase in the average screen count and increased salary expense and professional fees. General and administrative expenses as a percentage of revenues decreased to 7.2% in the 1996 period from 7.5% in the 1995 period due to the increase in revenues.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 18.8% during the nine months ended May 31, 1996 to $6.8 million from $5.7 million for the nine months ended May 31, 1995. This increase was primarily the result of theatre property additions.

INTEREST EXPENSE, NET. Net interest expense increased 66.8% in the nine months ended May 31, 1996 to $5.9 million from $3.6 million in the nine months ended May 31, 1995. The increase was due to an increase in the average debt outstanding and higher interest rates on a significant portion of the Company's debt in the 1996 period versus the 1995 period.

NET LOSS. Net loss increased to $4.0 million in the nine months ended May 31, 1996 from $2.3 million in the nine months ended May 31, 1995 due to the factors previously discussed as well as the $1.2 million of debt refinance costs incurred in the third quarter of fiscal 1996.


Liquidity and Capital Resources

The Company's revenues are collected in cash, primarily through box office admissions and theatre concession revenues. The Company has an operating "float" which partially finances its operations and which permits the Company to maintain a small amount of working capital capacity. The "float" exists because its revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors within 14 to 65 days following receipt of admission revenues.

On March 6, 1996, the Company issued $85 million of 10 5/8% Senior Secured Notes due 2003 and entered into a $25 million New Credit Facility. Interest on the Senior Secured Notes will be paid semi-annually and commences on September 1, 1996. The New Credit Facility consists of a seasonal revolving loan facility in the aggregate amount of $12.5 million (the "Seasonal Revolver") available for working capital purposes and a reducing revolving loan facility in the aggregate commitment amount of $12.5 million (the "Reducing Revolver") available for future capital expenditures. No borrowings are currently outstanding under the New Credit Facility. Under the terms of the New Credit Facility, $12.5 million was available under the Seasonal Revolver at May 31, 1996. The Company will have access to the Reducing Revolver once its ratio of net debt to EBITDA (calculated on a pro forma basis after giving effect to the additional borrowing) is less than (i) 4.5 to 1.0, with respect to the first $7.0 million and (ii) 4.25 to 1.0, with respect to the remaining $5.5 million.

The New Credit Facility contains covenants that, among other things, restrict the ability of the Company to incur additional debt, create certain liens, make certain investments (including certain capital expenditures), pay dividends or make other distributions, sell assets of the Company or its subsidiaries, issue or sell equity interests of the Company's subsidiaries or enter into certain mergers or consolidations. Under the New Credit Facility, the Company will be required to comply with specified financial ratios, including maximum net debt to EBITDA and minimum interest coverage and fixed charge coverage ratios.

The Company's primary capital requirements are for theatre equipment and acquisitions and for remodeling, expansion and maintenance of existing theatres. The Company prefers to develop theatres on a leasehold basis rather than a fee-owned basis due to the fact that the capital requirements associated with developing a theatre on a leasehold basis are significantly less than developing a theatre on a fee-owned basis. The Company historically has funded its capital expansion needs through financing activities and with excess funds generated from its operations.

During the nine months ended May 31, 1996, the Company expended $9.0 million primarily for developing new theatres and adding new screens to existing theatres. During this period the Company opened one fee-owned theatre with 20 screens and one leased theatre with 12 screens. The Company closed two leased theatres with 14 screens resulting in a circuit total of 595 screens in 71 theatres as of May 31, 1996.

Construction has begun in the development of two new theatres for a total of 30 new screens scheduled to open in December 1996. In addition, the Company is currently adding six new screens to an existing theatre. The Company believes that availability under the New Credit Facility, cash generated from operations and existing cash balances will be sufficient to fund operations and planned capital expenditures for the next twelve months.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The previously disclosed dispute with the state of Florida regarding a recent sales, use and rental tax audit has been settled for less than $20,000.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits




(b)       Reports on Form 8-K


The Registrant filed no Current Reports on Form 8-K during the period covered by this Quarterly Report on Form 10-Q.


No other Items of Form 10-Q are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        COBB THEATRES, L.L.C.
                                        ....................................
                                        (Registrant)



                                         /s/ Robert M. Cobb
Date: July 15, 1996                     ....................................
                                        Robert M. Cobb
                                        President and Chief Executive Officer





                                         /s/ Ricky W. Thomas
Date: July 15, 1996                     ....................................
                                        Ricky W. Thomas
                                        Senior Vice President and Chief
                                          Financial Officer