Form 10-K
period 1996-08-31
COBB THEATRES LLC
filed 1996-11-27
CIK 1011152

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                              _________________________

                                      FORM 10-K
(Mark One)
    X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    -                    THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended : August 31, 1996

                                          OR

    __   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                              THE SECURITIES ACT OF 1934

                  For the transition period from ________ to _______

                          Commission File Number   333-2724
                                                   --------
                      _________________________________________


                                COBB THEATRES, L.L.C.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


ALABAMA                                                    63-1161322
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)



                                  924 Montclair Road
                              Birmingham, Alabama  35213
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


              Yes   NOT APPLICABLE                    No  _____________
                    --------------                        -------------

                               COBB THEATRES FORM 10-K


                                        INDEX
                                                                        PAGE
PART I         . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
    Item 1:   Business . . . . . . . . . . . . . . . . . . . . . . . . .  1
              (a)  General Development of Business . . . . . . . . . . .  1
              (b)  Financial Information about Industry Segments . . . .  1
              (c)  Narrative Description of Business . . . . . . . . . .  1
    Item 2:   Properties . . . . . . . . . . . . . . . . . . . . . . . .  5
    Item 3:   Legal Proceedings. . . . . . . . . . . . . . . . . . . . .  5
    Item 4:   Submission of Matters to a Vote of Security Holders. . . .  5

PART II        . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
    Item 5:   Market for the Registrant's Common Equity and Related
              Stockholder Matters. . . . . . . . . . . . . . . . . . . .  6
    Item 6:   Selected Financial Data. . . . . . . . . . . . . . . . . .  6
    Item 7:   Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . .  7
              Item 8:  Financial Statements and Supplementary Data . . . 12
    Item 9:   Changes in and Disagreements on Accounting and
              Financial Disclosure . . . . . . . . . . . . . . . . . . . 12

PART III       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
    Item 10:  Directors and Executive Officers of the Registrant . . . . 13
    Item 11:  Executive Compensation and Other Information . . . . . . . 14
    Item 12:  Principal Equityholders. . . . . . . . . . . . . . . . . . 16
    Item 13:  Certain Relationships and Related Transactions . . . . . . 16

 PART IV       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
    Item 14:  Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . 18

                                    FORM 10-K
                                     PART I

ITEM 1. BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

     Cobb Theatres, L.L.C. (the "Company") is an Alabama limited liability company formed to acquire and operate the business of Cobb Theatres Group, a privately-held group of companies based in Birmingham, Alabama.

     Concurrently with the closing of the offering of the Senior Secured Notes on March 6, 1996, (i) R.C. Cobb, Inc. acquired all right, title and interest in and to all of the outstanding equity securities of R & J Concessions, Inc., (ii) R & J Concessions, Inc. was merged into its sole shareholder, R.C. Cobb, Inc. with R.C. Cobb, Inc. being the surviving corporation, and (iii) Cobb Theatres, L.L.C. acquired all right, title and interest in and to all of the outstanding equity securities of R.C. Cobb, Inc. and Cobb Theatres II, Inc., which had previously been held by members of the Cobb family (the "Formation Transactions"). R & J Concessions, Inc. was merged out of existence in this transaction. All of the outstanding equity interest of the Company are held by members of the Cobb family and by two revocable trusts for the benefit of certain members of the Cobb family.

     The Company and its predecessors have been involved in the motion picture exhibition industry since 1921 and have been owned and managed by members of the Cobb family throughout this period. Moreover, the Company's six top executives have an average of over 28 years of experience in the industry.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The registrant operates exclusively in the motion picture exhibition industry.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

     The Company is the twelfth largest motion picture exhibitor in the United States and the largest exhibitor in Florida, based on the number of screens operated. At August 31, 1996, the Company operated 70 theatres with an aggregate of 593 screens in Florida, Alabama, Arkansas and Mississippi, including 55 theatres and 455 screens in Florida. The Company has been a pioneer in the development and operation of multi-screen theatres, and management believes that its average number of screens per theatre of 8.5 at August 31, 1996 is the second highest among major theatre exhibitors.


     The Company's revenues are generated primarily from admission revenues and concession revenues. Additional revenues are generated by on-screen advertising and electronic video games installed in the lobbies of the Company's theatres. The two major components of admission revenues are attendance and ticket prices. Attendance is most influenced by the quality of films released by distributors and, to a lesser extent, by expansions into new markets, competition and population growth in the geographic market. Although the Company's ticket prices in a particular market may change in response to competition and other factors, the Company's average ticket price has remained relatively stable over the past few years. The Company's principal costs of operations are film rentals, cost of concessions, payroll, occupancy costs, such as theatre rentals, ad valorem taxes and utilities, advertising costs and other expenses, such as insurance.

STRATEGY

     The Company's strategy is to continue to grow revenues and EBITDA (operating revenues before non-cash and non-recurring expenditures) primarily by expanding its theatre circuit. Key elements of the Company's operating strategy include the following:

     Maintain Market Leadership in Florida. The Company is the largest motion picture exhibitor in Florida based on number of theatres and screens operated. The Company has concentrated, and plans to continue to concentrate, a majority of its expansion efforts in Florida. Management believes Florida is one of the more attractive theatre markets in the United States due to its favorable demographic profile and economic outlook.

     Target Non-Competitive Zones. The Company's strategy is to locate its theatres in given areas or "zones" where it is the sole or a leading exhibitor in order to assure that its theatres have access to the best available film product and to strengthen its ability to negotiate more advantageous film licensing terms. At August 31, 1996, approximately 75% of the Company's theatres were located in zones where the Company is the sole exhibitor, and approximately one-half of the Company's remaining theatres were located in zones where management believes the Company is the leading exhibitor.


     Maximize Revenue and Profitability with Multi-Screen Theatres. All of the Company's theatres are multi-screen facilities and 86% of its theatres have six or more screens. Multi-screen theatres allow for a variety of films with differing audience appeal to be shown simultaneously, or, alternatively, allow for an increased number of showings of more popular films in multiple auditoriums. In addition, the ability to shift films from larger auditoriums to smaller auditoriums in a multi-screen theatre enables the Company to exhibit films for a longer period of time, thereby taking advantage of lower licensing fees during the latter part of a film's release period and reducing film rental costs as a percentage of admission revenues. Operating efficiencies are also realized in multi-screen theatres through the economies of having common box office, concession, projection, lobby and restroom facilities, which enable the Company to spread certain costs over a higher revenue base. Management believes that the Company's average number of screens per theatre of 8.5 at August 31, 1996 is the second highest among major theatre exhibitors and is considerably higher than the 5.9 average number of screens per theatre for the top ten motion picture exhibitors as of May 1, 1996.


     Operate Attractive, High Quality Theatres. The Company's management believes that maintaining high quality theatres provides significant competitive advantages because theatre patrons and, therefore, film distributors generally seek clean, conveniently located, modern facilities with state-of-the-art equipment. As of August 31, 1996, more than 68% of the Company's first-run theatres had one or more auditoriums equipped with digital sound capabilities. Additionally, to enhance its theatre patrons' comfort and enjoyment, the seats in all new Cobb theatres are specially designed for the Company, with wider cushions, higher backs and more spacing between rows than is standard in the theatre industry.

     Focus on Cost Controls. The Company seeks to be an efficient exhibitor through careful control of operating expenses. The Company pursues a regional strategy in operating its theatres in order to profitably serve its markets and minimize corporate overhead costs. The Company also controls costs and realizes operating efficiencies as a result of its focus on multi-screen theatres. The Company's high percentage of theatres in non-competitive zones enables the Company to negotiate aggressively film licensing terms and thereby minimize film rental costs.

CONCESSIONS

     Sales of concession items accounted for approximately 28.5% of total revenues for the fiscal year ended August 31, 1996. Since concession sales provide higher gross profit percentages than ticket sales, increasing concession sales remains a focus of the Company's management. The Company's primary concession products are varying sizes of popcorn, soft drinks, candy and certain other items such as hot dogs and nachos. In an effort to increase concession revenues per patron, the Company is expanding its concession menus in many theatres to include bulk-sized items. The Company is also devoting additional resources to training its concession personnel to

"up-sell" or "cross-sell" its products more effectively. The Company conducts quarterly concession promotions in conjunction with suppliers who provide marketing funds to the Company in order to offset advertising and food cost. Retail prices for concession items vary by the size of the item and are generally market sensitive.

FUTURE EXPANSION

     The Company continually evaluates existing and potential theatre locations in order to increase profitability and maintain the Company's leadership position in certain of its markets. The Company generally seeks to develop or acquire theatres in zones that are underscreened as a result of changing demographic trends or that are served by aging theatre facilities. The Company targets theatre locations with high visibility, proximity to retail establishments or entertainment venues and convenient roadway access.

     The Company intends to continue to develop new theatres primarily with 16 to 24 screens in zones where the Company can be the sole or a leading exhibitor. Management expects that the Company's expansion for the foreseeable future will remain focused primarily in the Southeastern United States, where management believes it has extensive knowledge of the grossing potential of film zones and the competitive environment.

     The Company currently plans to open two additional theatres (38 screens) and expand three theatres (18 screens) by August 31, 1997. The Company anticipates that the new theatres will be developed pursuant to operating leases. The Company prefers to develop theatres as leasehold properties in order to preserve the capital that would otherwise be required to develop fee-owned properties. The Company has historically developed, and plans to continue to develop, a significant portion of new theatres by entering into long-term, triple net leases which provide for the incurrence by the landlord of the construction costs of the theatre (other than costs for furniture, fixtures and equipment) in exchange for the Company's entering into the lease. Generally, it takes 18 to 24 months to open a new multi-screen theatre from the time that the Company commits to opening such a theatre.

FILM LICENSING

     The Company licenses movies from film distributors owned by major film production companies and from independent film distributors that typically distribute films for small production companies. The Company's licensing activities are conducted from its booking office located in Dallas, Texas, the closest city to the Company's operations in which all of the major film distribution companies have offices. Successful licensing depends greatly upon the knowledge of the tastes of residents in markets served by each theatre.

     Film distributors typically license each first-run film to only one theatre in a given market area or "zone." The size of a film zone is generally determined by the population density, demographics and grossing potential of a particular market, and can range from a radius of a few miles in major metropolitan areas to one or more towns in more suburban and rural areas. The Company believes that its strategy of maintaining an extensive circuit of modern state-of-the-art multi-screen theatres enhances its ability to aggressively license commercially popular films from distributors. In film zones where the Company has no competition, it obtains film licenses by selecting a film from among those offered and negotiates directly with the distributor. In film zones where there is competition, a distributor will generally allocate its films among the exhibitors in the zone. When films are licensed under the allocation process, a distributor will decide on a picture-by-picture, theatre-by-theatre basis which exhibitor will be offered a movie and then that exhibitor will negotiate directly with the distributor for the film. In recent years, distributors have generally used this allocation process rather than a bidding process to license their films.

     Film licenses typically provide that a film distributor receives a specified percentage of the gross box office receipts, determined on a weekly basis, with the percentage generally declining over time. Final terms of the film licenses (and hence the film rental costs) with many film distributors are agreed upon subsequent to exhibition of the film in a process know as "settlement." The settlement process considers, among other things, the actual success of a film relative to original expectations.

     The Company's business is dependent upon availability of popular motion pictures and upon its relationship with motion picture distributors. There are nine major distributors whose films accounted for approximately 94.0% of the domestic admission revenues and which distributed the top 75 grossing films in 1995. These distributors consist of Buena Vista Pictures Distribution (Disney), Miramax, MGM/United Artists, New Line Cinema, Paramount Pictures, Sony Releases, Twentieth Century Fox, Universal Film Exchanges, Inc. and Warner Bros. Distribution. There are also numerous smaller distributors. No single distributor dominates the market. From year to year, the Company's revenues attributable to individual distributors may vary significantly depending upon the commercial success of such distributor's films in any given year. The Company believes that it generally has good relationships with the film distributors.

COMPETITION

     The Company is subject to varying degrees of competition in the geographic areas in which it operates. The Company competes aggressively with respect to licensing films, attracting patrons and obtaining new theatre sites. The Company competes against local and national exhibitors, some of whom have greater financial resources than the Company.

     In terms of film licensing, the Company's management believes that the principal competitive factors include licensing terms, grossing potential, seating capacity, location and quality of an exhibitor's theatres. The competition for patrons is dependent upon factors such as the availability of popular films, the location of theatres, the comfort and quality of theatres and ticket prices. The Company believes that its admission prices are competitive with admission prices of competing theatres.

     Certain of the Company's competitors have sought to expand the number of theatres and screens in operation through aggressive building programs. Such expansion has caused certain zones in which the Company operates or portions thereof to become overscreened, although to date this has not adversely affected the Company's overall business. Moreover, the theatre exhibition industry has undergone significant consolidation, and as a result, at May 1, 1996, the ten largest motion picture exhibitors operated approximately 56% of the total number of screens in the United States.

     The Company's theatres face competition from a number of other motion picture delivery systems, such as video cassette rentals, pay-per-view, pay television, other basic cable television services and broadcast and syndicated television. While the future impact of such delivery systems on the motion picture exhibition industry is difficult to determine precisely, there can be no assurance that such delivery systems will not have an adverse impact on the Company's business. Management believes, however, that these delivery systems are helpful in that they encourage more film production and enhance public awareness of the Company's business. The Company's theatres also face competition from other forms of entertainment which compete for the public's leisure time and disposable income.

SEASONALITY

     Admission and concession revenues are subject to seasonal fluctuations which affect all motion picture exhibitors. These fluctuations are the result of the distribution practices of the major motion picture studios which have historically concentrated the release of films during the summer and holiday seasons. As a result, the Company's second and fourth fiscal quarters have been historically strong compared to its first and third fiscal quarters.

EMPLOYEES

     At August 31, 1996, the Company employed approximately 300 full-time employees (including 51 full-time employees at the corporate and booking offices) and 1,400 part-time employees. Virtually all of the part-time employees are paid entry level wages. The number of part-time employees fluctuates because of the seasonal nature of the Company's business. At August 31, 1996, no employees were represented by union organizations. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

     As of August 31, 1996, the Company operated 70 theatre locations (593 screens), 58 of which (representing 513 screens) were first-run theatres and the balance of which were second-run theatres. Of these 70 theatres, the Company leased 64 theatres (519 screens) and owned 6 theatres (74 screens). The Company's leases typically have initial terms of either 15 or 20 years, with three to five five-year renewal options. Rents may escalate during the initial term and almost always escalate during renewal periods. During the next five years, approximately 15 theatre leases (87 screens) will expire, 14 of which (85 screens) will be subject to renewal options. Rent escalations on lease options are negotiated upon the signing of the lease. Some leases have a minimum annual rent, and provide for additional rental in the form of percentage rent based upon the performance of the theatre. The Company leases its headquarters building located in Birmingham, Alabama.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in various legal proceedings arising in the ordinary course of its business operations, such as personal injury claims, employment matters and contractual disputes. Management believes that the Company's potential liability with respect to proceedings currently pending is not material in the aggregate to the Company's consolidated financial position or results of operations.

     As of March 6, 1996, R.C. Cobb, Inc., had an informal appeal with the Florida Department of Revenue ("DOR") with respect to a sales tax audit for the period July 1, 1989, through July 31, 1993, and a proposed assessment for that period in the amount of $3,028,203 which represented assessed sales tax, penalties and accrued interest. The dispute was related to intercompany payments paid pursuant to a Concession Lease Agreement between R.C. Cobb, Inc. and R & J Concessions, Inc. ("R&J"). Proper sales tax was collected by R.C. Cobb, Inc. and paid at the point of sale of concessions to theatre patrons. Under Chapter 212, Florida Statutes, payments for a lease or license to use real property are generally subject to sales tax. With regard to theatre concessions, however, only licenses to use real property are subject to sales tax, while leases are exempt from sales tax. The DOR initially took the position that certain payments made by R&J to R.C. Cobb, Inc. under the written concession agreement constituted payments for the license (as opposed to a lease) to use the theatre premises. R.C. Cobb, Inc. took the position that no part of the payments it received from R&J were for the right to use or possess real property. The dispute was recently settled for less than $20,000.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Security holders during the quarter ended August 31, 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     There is no established public trading market for any equity interest of the Company. The Company is a limited liability company consisting of member interests rather than shareholder interest.

ITEM 6: SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Company as of and for each of its most recent five fiscal years. The following information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this document.


                                                                                 Years Ended August 31,
                                                          --------------------------------------------------------------
                                                              1992         1993         1994         1995         1996
                                                           ---------    ---------    ---------    ---------    ---------
                                                                             (Dollars in thousands)
    Income Statement Data:
    Revenues                                               $  68,878     $ 83,712    $  94,097    $ 105,608    $ 119,145
    Gross profit                                              40,961       50,503       58,234       65,496       73,445
    Other theatre operating costs                             30,278       34,936       39,062       43,943       49,101
    General and administrative expense                         4,661        5,124        6,739        7,088        7,548
    Depreciation and amortization                              3,963        4,216        5,374        8,062        9,121
    Operating income                                           2,059        6,227        7,059        6,403        7,675
    Interest expense, net                                      1,858        1,904        2,736        4,992        8,058
    Income (loss) before extraordinary item                     (679)       1,622        2,456          216         (400)
    Extraordinary loss-debt extinguishment                        --           --           --           --         (751)
    Net income (loss)                                           (679)       1,622        2,456          216       (1,151)

    Other Financial Data:

    Net cash provided (used) by operating activities       $   5,133    $   9,195    $  11,432    $   7,423    $   9,457
    Net cash provided (used) in investing activities          (3,875)      (3,462)     (44,667)     (24,730)     (11,724)
    Net cash provided (used) in financing activities          (1,140)      (4,188)      32,601       16,643        9,099
    Capital expenditures and acquisitions                      6,820        5,087       46,895       25,380       11,572
    EBITDA (a)                                                 6,546       10,685       12,647       14,716       17,023

    Operating Data:
    Number of theatres operated (at period end)                   56           56           68           71           70
    Number of screens operated (at period end)                   409          411          525          575          593
    Average screens per location (at period end)                 7.3          7.3          7.7          8.1          8.5
    Attendance (in thousands)                                 13,456       15,841       18,311       20,484       23,027

                                                                                    August 31,
                                                          --------------------------------------------------------------
                                                              1992         1993         1994         1995         1996
                                                           ---------    ---------    ---------    ---------    ---------
    Balance Sheet Data:
    Cash and equivalents                                   $    994     $   2,539    $   1,905    $   1,241    $   8,073
    Property and equipment, net                              30,326        29,300       56,306       75,427       79,683
    Total assets                                             38,473        37,879       79,445       98,140      113,495
    Total indebtedness                                       22,119        22,289       55,275       72,754       86,807
    Members' equity                                           2,954           535        3,992        4,208        3,057



(a) EBITDA is defined as net income plus net interest expense, provision for income taxes, depreciation and amortization, changes in deferred rent liability and other non-cash or non-recurring items. The Company has included EBITDA because it is a measure that will be used in determining compliance with certain covenants. EBITDA should not be construed as an alternative to operating income or cash flows from operations (as determined in accordance with generally accepted accounting principles).

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the notes thereto included herein.

OVERVIEW

The Company's revenues are generated primarily from admission revenues and concession revenues. Additional revenues are generated by on-screen advertising and electronic video games installed in the lobbies of the Company's theatres. The two major components of admissions revenues are attendance and ticket prices. Attendance is most influenced by the quality of films released by distributors and, to a lesser extent, by the opening of new theatres, competition and population growth in the geographic markets. The Company's principal costs of operations are film rentals, costs of concessions, payroll, occupancy costs, such as theatre rentals and utilities, advertising costs and other expenses, such as insurance.


Substantially all of the Company's revenue growth has been due to theatre acquisitions and the development of new theatres. The largest acquisition took place in March 1994, when the Company acquired eight theatres (63 screens) in Florida from Wometco (the "Wometco Acquisition"). The results of operations of the theatres acquired from Wometco are represented by the financial statements of Cobb Theatres II, Inc. from the date of the Wometco Acquisition. The Company believes that fiscal years ended August 31, 1996, 1995 and 1994 are not comparable due to the effects of acquired theatres, new theatre openings and the impact of the debt service associated with the debt incurred in connection with their acquisition and development. Theatre closings have had no significant effect on the operations of the Company.

RESULTS OF OPERATIONS

The following table presents certain income statement items as a percentage of total revenues and other key information for the last three fiscal years.


                                           August 31,   % of Total     August 31,  % of Total    August 31,  % of Total
                                             1996        Revenues        1995       Revenues       1994       Revenues
                                          -----------  ------------    ----------  ------------  ----------  -----------
                                                                      (Dollars in thousands)
Revenues
  Admissions                              $  81,662       68.5%       $ 73,190        69.3%      $  65,951      70.1%
  Concessions                                33,917       28.5          29,432        27.9          26,113      27.8
  Other                                       3,566        3.0           2,986         2.8           2,033       2.2
                                          ---------     --------      ---------     --------     ----------   -------
     Total revenues                         119,145      100.0         105,608       100.0          94,097     100.0

Cost of revenues
  Film rentals                               40,381       33.9          35,896        34.0          32,255      34.3
  Concession                                  5,319        4.5           4,216         4.0           3,608       3.8
                                          ---------     --------      ---------     --------     ----------   -------
    Total costs of revenues                  45,700       38.4          40,112        38.0          35,863      38.1
                                          ---------     --------      ---------     --------     ----------   -------
Gross profit                                 73,445       61.6          65,496        62.0          58,234      61.9

Other theatre operating costs                49,101       41.2          43,943        41.6          39,062      41.5
General and administrative expenses           7,548        6.3           7,088         6.7           6,739       7.2
Depreciation and amortization                 9,121        7.7           8,062         7.6           5,374       5.7
                                          ---------     --------      ---------     --------     ----------   -------

Operating income                              7,675        6.4           6,403         6.1           7,059       7.5
Interest expense, net                         8,058        6.8           4,992         4.7           2,736       2.9
Income (loss) before
   extraordinary item                          (400)      (0.3)            216        10.2           2,456       2.6
Extraordinary loss-
   debt extinguishment                         (751)      (0.6)              -           -               -         -
Net income (loss)                         $  (1,151)      (1.0)       $    216         0.2    $      2,456       2.6
Other key information:
Film rental costs as a percentage
   of admissions revenue                                  49.4%                       49.0%                     48.9%
Cost of concessions as a percentage
  of concession revenues                                  15.7%                       14.3%                     13.8%
Average screen count (weighted by month)                 583                           550                     471
Revenues per average screen count                     $  204.37                      $ 192.01                $ 199.78



COMPARISON OF YEARS ENDED AUGUST  31, 1996 AND AUGUST  31, 1995

REVENUES. Revenues increased 12.8% in fiscal 1996 to $119.1 million from $105.6 million in fiscal 1995. Attendance increased 12.4% primarily due to the opening of 38 screens in fiscal 1996 and the first full year of operations of 50 screens added in fiscal 1995. The average screen count increased 6.0% in fiscal 1996 to 583 from 550 in fiscal 1995. The average ticket price for first-run films decreased 1.0% to $4.00 in fiscal 1996 from $4.04 in fiscal 1995. The average first-run concession revenue per patron increased by 1.3% in fiscal 1996 to $1.55 from $1.53 in fiscal 1995.


GROSS PROFIT. Gross profit increased 12.1% in fiscal 1996 to $73.4 million from $65.5 million in fiscal 1995. This increase is primarily attributable to the 12.8% increase in revenues. The gross profit as a percentage of total revenues decreased to 61.6% in fiscal 1996 versus 62.0% in fiscal 1995 due to the 0.4 percentage point increase in film rental costs and the 1.4 percentage points increase in the cost of concessions as a percentage of concession revenues.

OTHER THEATRE OPERATING COSTS. Other theatre operating costs increased 11.7% in fiscal 1996 to $49.1 million from $43.9 million in fiscal 1995, primarily resulting from a 6.0% increase in the average screen count and a 12.4% increase in attendance. Other theatre operating costs as a percentage of revenues decreased to 41.2% in fiscal 1996 versus 41.6% in fiscal 1995.


GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 6.0% in fiscal 1996 to $7.5 million from $7.1 million in fiscal 1995, primarily resulting from the 6.0% increase in the average screen count and increased payroll and related costs and professional fees. General and administrative expenses as a percentage of revenues decreased to 6.3% in fiscal 1996 from 6.7% in fiscal 1995.


DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 13.1% in fiscal 1996 to $9.1 million from $8.1 million in fiscal 1995. This increase was primarily the result of theatre property additions and the increase in debt issue cost amortization.


INTEREST EXPENSE, NET. Net interest expense increased 61.4% in fiscal 1996 to $8.1 million from $5.0 million in fiscal 1995. The increase was due to an increase in the average debt outstanding and higher interest rates on a significant portion of the Company's debt in fiscal 1996 versus fiscal 1995.

NET LOSS. The Company incurred a net loss in fiscal 1996 of $1.2 million compared to net income of $0.2 million in fiscal 1995. In addition to the factors previously discussed, in fiscal 1996 the Company incurred $1.2 million of debt refinance costs consisting of $615,000 of prepayment fees and the write-off of $576,000 of deferred loan costs associated with the Company's previous debt which was refinanced on March 6, 1996.

COMPARISON OF YEARS ENDED AUGUST 31, 1995 AND AUGUST 31, 1994

REVENUES. Revenues increased 12.2% in fiscal 1995 to $105.6 million from $94.1 million in fiscal 1994. Attendance increased 11.9% primarily due to the opening of 50 screens in fiscal 1995 and the first full year of operations of 114 screens added in fiscal 1994, including 84 screens that were acquired. Sixty-three of these acquired screens were acquired from Wometco in March 1994. The average screen count increased 16.8% in fiscal 1995 to 550 from 471 in fiscal 1994. The average ticket price for first-run films decreased 0.7% to $4.04 in fiscal 1995 from $4.07 in fiscal 1994. The decrease in ticket prices was primarily due to a management decision to discount ticket prices for a period of time in fiscal 1995 in response to declining attendance as a result of the reduced number of higher grossing box office films. The average first-run concession revenue per patron increased 4.9% in fiscal 1995 to $1.53 from $1.46 in fiscal 1994.

GROSS PROFIT. Gross profit increased 12.5% in fiscal 1995 to $65.5 million from $58.2 million in fiscal 1994. This increase is primarily attributable to the 12.2% increase in revenues. The gross profit percentage remained relatively flat at 62.0% in fiscal 1995 versus 61.9% in fiscal 1994.

OTHER THEATRE OPERATING COSTS. Other theatre operating costs increased 12.5% in fiscal 1995 to $43.9 million from $39.1 million in fiscal 1994, primarily due to the 16.8% increase in the average screen count. Other theatre operating costs as a percentage of revenues remained relatively flat at 41.6% in fiscal 1995 versus 41.5% in fiscal 1994.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 5.2% in fiscal 1995 to $7.1 million from $6.7 million in fiscal 1994. General and administrative expenses as a percentage of revenues decreased to 6.7% in fiscal 1995 from 7.2% in fiscal 1994. After adjusting for the increase of $1.2 million in non-recurring executive bonuses in fiscal 1994, general and administrative expenses increased $1.6 million or 29.0% in fiscal 1995 compared to fiscal 1994 primarily due to a full year of operation of the theatres acquired in the Wometco Acquisition.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense in 1995 increased to $8.1 million from $5.4 million in fiscal 1994. This increase was primarily the result of theatre property additions.

INTEREST EXPENSE, NET. Net interest expense increased in 1995 to $5.0 million from $2.7 million in fiscal 1994. The increase was due to an increase in the average debt outstanding in fiscal 1995 versus fiscal 1994, which in turn was primarily attributable to the Wometco Acquisition and other capital expenditures. Net interest expense also increased as a result of higher interest rates on a significant portion of the Company's debt in fiscal 1995 versus fiscal 1994.

NET INCOME. Net income decreased in fiscal 1995 to $0.2 million from $2.5 million in fiscal 1994. In addition to the factors previously discussed, the Company incurred $1.2 million of non-recurring expenses in 1995 due to an unconsummated financing transaction. The non-recurring expenses included development costs, financing costs and legal expenses associated with the development of several theatre projects which were abandoned when satisfactory financing was not available.

LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues are collected in cash, primarily through box office admissions and theatre concession revenues. The Company has an operating "float" which partially finances its operations and which permits the Company to maintain a small amount of working capital capacity. The "float" exists because its revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors within 14 to 45 days following receipt of admission revenues.


On March 6, 1996, the Company issued $85 million of 10 5/8% Senior Secured Notes due 2003 (the "Senior Secured Notes") and entered into a $25 million New Credit Facility (the "New Credit Facility"). Interest on the Senior Secured Notes is paid semi-annually and commenced on September 1, 1996. The New Credit Facility consists of a seasonal revolving loan facility in the aggregate amount of $12.5 million (the "Seasonal Revolver") available for working capital purposes and a reducing revolving loan facility in the aggregate commitment amount of $12.5 million (the "Reducing Revolver") available for future capital expenditures. No borrowings were outstanding under the New Credit Facility at August 31, 1996. Under the terms of the New Credit Facility, $12.5 million was available under the Seasonal Revolver at August 31, 1996. The Company will have access to the Reducing Revolver once its ratio of net debt to EBITDA is less than (i) 4.5 to 1.0, with respect to the first $7.0 million available under the Reducing Revolver and (ii) 4.25 to 1.0, with respect to the remaining $5.5 million available under the Reducing Revolver.


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

The Company's primary capital requirements are for furniture and equipment relating to new theatre openings and for remodeling, expansion and maintenance of existing theatres. The Company prefers to develop theatres on a leasehold basis rather than a fee-owned basis due to the fact that the capital requirements associated with developing a theatre on a leasehold basis are significantly less than developing a theatre on a fee-owned basis. The Company has historically developed, and plans to continue developing, a significant portion of new theatres by entering into long-term, triple net leases which provide for the incurrence by the landlord of the construction costs of the theatre, other than those for furniture, fixtures and equipment, in exchange for the Company's entering into the lease.

The Company historically has funded its capital expansion needs through bank borrowings and with excess funds generated from its operations. The table below summarizes net cash provided by operating activities and net cash used for investing activities in fiscal 1996, 1995 and 1994.


                                                                                              Years Ended
                                                                                               August 31,
                                                                                -----------------------------------------
                                                                                  1996              1995            1994
                                                                                  ----              ----            ----
                                                                                               (In thousands)
   Net cash provided by operating activities                                    $ 9,457            $ 7,423        $ 11,432
   Net cash used for investing activities:
          Wometco Acquisition                                                      --                 --           (22,000)
          Purchase of land for the construction of theatres                        --               (6,509)         (4,124)
          Construction of fee-owned theatres                                     (5,035)           (10,766)         (7,777)
          Theatre openings (leasehold), expansions, remodeling
                  and acquisitions                                               (6,537)            (7,255)        (11,608)
          Other                                                                    (152)              (200)            842
                                                                                --------          ---------       ---------
                  Net cash used for investing activities                        (11,724)           (24,730)        (44,667)
                                                                                --------          ---------       ---------
   Net cash provided by operating activities less net
      cash used for investing activities                                        $(2,267)          $(17,307)       $(33,235)
                                                                                ========          =========       =========



Notwithstanding the Company's preference to develop theatres on a leasehold basis, the Company expended $5.0 million in fiscal 1996, $17.3 million in fiscal 1995 and $11.9 million in fiscal 1994 to construct or expand fee-owned properties, including $4.1 million of land purchased in fiscal 1994 and $6.5 million of land purchased in fiscal 1995 for the construction of new theatres. The amount expended in fiscal 1996 primarily related to a 20-plex theatre in Naples, Florida, which opened on December 15, 1995 (the "Naples Theatre").


The following table summarizes the growth in the Company's theatre circuit since the beginning of fiscal 1994:



                                                            Years Ended August 31,
                                    ------------------------------------------------------------------------
                                            1994                      1995                       1996
                                    ----------------------   -----------------------   ---------------------
                                       Theatres    Screens      Theatres  Screens       Theatres    Screens
                                       --------    -------      --------  -------       --------    -------
  Beginning of the period                  56         411         68       525            71         575
  Additions due to:

             New development                1         16           3        38             2          32
             Expansion                    --          14         --         12           --           6
             Acquisition                   13         98         --         --           --          --

                                    ----------------------   -----------------------   ---------------------
                                           14        128           3        50             2          38

  Theatre closings and sales               (2)       (14)        --         --            (3)        (20)
                                    ======================   =======================   =====================

  End of the period                        68        525          71       575            70        593
                                    ======================   =======================   =====================


Net cash provided by operating activities was insufficient to meet net cash used for investing activities by approximately $33.2 million in fiscal 1994, $17.3 million in fiscal 1995 and $2.3 million in fiscal 1996. The Company's cash needs during these periods up until March 6, 1996 were provided primarily by the Existing Credit Facilities entered into in March 1994 which provided for up to $55.0 million of senior term loans and an $11.0 million seasonal working capital revolver. In addition, the Company arranged $8.8 million of financing to construct two fee-owned properties during fiscal 1994. In September 1995, the Company issued $10.0 million of Senior Subordinated Notes, the proceeds of which were used to complete the Naples Theatre and repay borrowings under the seasonal working capital revolver. Since March 6, 1996, the Company's cash needs are being provided by the issuance of the $85 million Senior Secured Notes and the $25 million New Credit Facility.


During fiscal 1996, the Company expended $11.6 million primarily for developing new theatres and adding new screens to existing theatres. During this period the Company opened one fee-owned theatre with 20 screens and one leased theatre with 12 screens. The Company closed three leased theatres with 20 screens and expanded two leased theatres by a total of 6 screens resulting in a circuit total of 593 screens in 70 theatres as of August 31, 1996.

Construction has begun in the development of one new theatre in Miami, Florida for 18 new screens scheduled to open in December 1996. In addition, the Company is currently adding six new screens to an existing theatre in Fayetteville, Arkansas and 12 new screens to an existing theatre in Tampa, Florida. For fiscal 1997, the Company estimates that total capital expenditures will be approximately $13.5 million, consisting of $9.5 million for new theatre openings and expansions which are expected to add 58 screens and $4.0 million for remodeling and maintenance. The Company believes that availability under the New Credit Facility, cash generated from operations and existing cash balances will be sufficient to fund operations and planned capital expenditures for at least the next twelve months.

The Company had one interest rate swap agreement with a $12.0 million notional amount which matured in May 1996. The sole purpose of the swap was to convert a portion of the Company's variable rate debt to fixed rate, with the counterparty being one of the Company's primary lending institutions. The Company has had no involvement with other derivatives in the past, with the exception of basic swaps to convert variable rate debt to fixed rate debt, and has no specific plans to use derivative products in the foreseeable future.

SEASONALITY

Admission and concession revenues are subject to seasonal fluctuations which affect all motion picture exhibitors. These fluctuations are the result of the distribution practices of the major motion picture studios which have historically concentrated the release of films during the summer and holiday seasons. As a result, the Company's second and fourth fiscal quarters have been historically strong compared to its first and third fiscal quarters.

INFLATION

For the three years ended August 31, 1996, inflation and changing prices have not had a significant impact on the Company's results of operations and financial condition.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are listed on the Index at F-1. Such financial statements and supplementary data are included herein beginning on page F-2.

ITEM 9: CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
[cad 171]

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF COBB

     The following table sets forth certain information with respect to the directors and executive officers of the Company. Each of the persons named below is elected to his respective office or offices annually.

Names                        Age    Position with the Company
-----                        ---    -------------------------
Rowland C. Cobb, Jr. ......  75     Chairman of the Board
Robert M. Cobb ............  47     President, Chief Executive Officer and Director
Jefferson R. Cobb..........  42     Executive Vice President, Secretary/Treasurer and Director
Ricky W. Thomas............  38     Senior Vice President and Chief Financial Officer
Stephen L. Colson..........  50     Senior Vice President -- Operations
Gary Golden ...............  48     Senior Vice President -- Film Buying and Booking
A. Fox deFuniak............  56     Director
Claude Nielsen.............  45     Director

     ROWLAND C. COBB, JR. served as Chairman of the Board and Chief Executive Officer of R.C. Cobb, Inc. until December 1, 1995, when he was succeeded as Chief Executive Officer by Robert M. Cobb, and serves as Chairman of the Board of the Company. Mr. Cobb began working in the theatre business started by his grandfather. After graduating from the University of Alabama in 1943 with a Bachelor of Arts degree and serving as an officer in the Navy from 1943 to 1946, Mr. Cobb served as the film buyer and manager for Richards Theatres, a family owned theatre business. In 1947, Mr. Cobb assumed control of his family's business, and in 1957, he formed R.C. Cobb, Inc. He has held virtually every operational and managerial position within R.C. Cobb, Inc. or its predecessors and continues to oversee Cobb's operations.

     ROBERT M. COBB has served as Director, President and Chief Operating Officer of R.C. Cobb, Inc. since 1992, and of Cobb Theatres II, Inc. from its inception in 1994. He has served as President, Chief Executive Officer and Director of the Company since December 1, 1995. He began working in R.C. Cobb, Inc.'s theatres in the late 1950's. After graduating from the University of Alabama in 1972 with a Bachelor of Science degree in Business, he joined the Company and has held positions as usher, theatre manager, division manager, film buyer and executive vice president.

     JEFFERSON R. COBB has served as Director, Executive Vice President and Secretary/Treasurer of R.C. Cobb, Inc. since 1992, and Cobb Theatres II, Inc. from its inception in 1994. He serves as Director, Executive Vice President and Secretary/Treasurer of the Company. Mr. Cobb is responsible for the development of all theatre properties and is involved in the administration of all other aspects of the business. He began working in the Company's theatres in the mid-1960's and graduated from the University of Mississippi in 1976 with a Bachelor of Science degree in Business and a minor in Marketing. Mr. Cobb held several positions in theatre operations, later moving into the financial and real estate procurement areas.

     RICKY W. THOMAS has served as Senior Vice President and Chief Financial Officer of the Company since December 1, 1995. From August 1993 to November 1995, Mr. Thomas was employed by AmSouth Bancorporation, a $17 billion bank holding company located in Birmingham, Alabama, most recently as Senior Vice President and Controller. From November 1991 to July 1992, he served as Treasurer of Brice Building Company, Inc. Prior thereto, he served as Chief Financial Officer of Tricare Rehabilitation Systems, Inc. Mr. Thomas also has nine years of public accounting experience with Coopers & Lybrand and is a Certified Public Accountant. Mr. Thomas has a Bachelor of Science degree in Accounting from Auburn University and a Masters degree from the University of Alabama.

     STEPHEN L. COLSON has served as Senior Vice President -- Operations of the Company since November 29, 1995. Mr. Colson is responsible for the theatre operations, concessions, advertising and technical services. From 1992 to 1994, Mr. Colson served as President, Chief Operating Officer and Director of Litchfield Theatres, a theatre chain which operated approximately 24 theatres (172 screens) in six states. Prior to serving as a theatre industry consultant during 1991 and 1992, he served as Vice President -- Southwest Operations with General Cinema for eight years and was responsible for the operations of 92 theatres (over 400 screens) with revenues exceeding $100 million. Mr. Colson has a Masters degree in Business from Armstrong College. Mr. Colson served six years in the U.S. Army, graduated from the Army Officers Advanced Course and served in the U.S. Army's Special Forces.

     GARY GOLDEN is Senior Vice President - -Film Buying and Booking of the Company, a position he has held since March 1996, and serves the Company in this capacity managing Cobb's booking department. On a daily basis he maintains communications and negotiations with all film distribution companies relating to film rentals and bookings. Mr. Golden's film industry experience dates from 1968 when he began working in the booking department of United Artists. He later held Head Booker/Film Buyer positions with Cinerama, Pacific Theatres, Commonwealth Theatres, General Cinema and AMC. He was Vice President -- Head Film Buyer for Gulf States Theatres for six years. In 1988 he became the Regional Vice President -- Film for General Cinema and most recently became associated with the Cobb Theatres, L.L.C.

     A. FOX DEFUNIAK has served as Director of the Company since September 30, 1996. He has served as Managing Director of Sterne, Agee & Leach, Inc. in Birmingham, Alabama since October 1, 1995. Prior to his current position, Mr. deFuniak was employed by AmSouth Bank, most recently as Senior Executive Vice President in Birmingham, Alabama from 1963 until retiring in 1995.

     CLAUDE NIELSEN has served as Director of the Company since September 30, 1996. He has served as President and Chief Executive Officer of Coca-Cola Bottling Company United, Inc. in Birmingham, Alabama since May 1, 1991. Prior to his current position, Mr. Nielsen was employed by Birmingham Coca-Cola Bottling Company, most recently as President.

     Rowland C. Cobb, Jr. is the father of Robert M. Cobb and Jefferson R. Cobb.

ITEM 11.   EXECUTIVE COMPENSATION AND OTHER INFORMATION

COMPENSATION OF DIRECTORS

     Mr. A. Fox deFuniak and Mr. Claude Nielsen will receive annual compensation of $5,000 as members of the Board of Directors of Cobb Theatres, L.L.C. They will also receive $750 for each quarterly board meeting attended.

COMPENSATION OF EXECUTIVES

     The following table sets forth the annual salary, bonuses and all other compensation awards and payouts to the Chief Executive Officer and the named executive officers of the Company for the fiscal years ended August 31, 1996, 1995 and 1994.


SUMMARY COMPENSATION TABLE

                                                            Annual Compensation
-------------------------------------------------------------------------------

                                                                                                      Other Annual
                                                                              Salary      Bonus       Compensation(e)
Name and Position                                                      Year     ($)        ($)             ($)
-------------------------------------------------------------------------------------------------------------------
Rowland C. Cobb, Jr.                                                   1996   498,045     8,751             17,390
     Chairman of the Board                                             1995   423,544        --             17,157
                                                                       1994   342,321   496,000 (a)         16,965
                                                                      ---------------------------------------------
Robert M. Cobb                                                         1996   407,562     5,346             35,927
     President and Chief Executive Officer                             1995   328,015        --             37,567
                                                                       1994   193,481   461,091 (b)         30,848
                                                                      ---------------------------------------------
Jefferson R. Cobb                                                      1996   407,562     5,346             28,311
     Executive Vice President and Secretary/Treasurer                  1995   328,015        --             34,297
                                                                       1994   193,481   461,091 (b)         22,425
                                                                      ---------------------------------------------
Ricky W. Thomas (c)                                                    1996   113,154        --                 81
    Senior Vice President and Chief Financial Officer                  1995        --        --                 --
                                                                       1994        --        --                 --
                                                                      ---------------------------------------------
Stephen Colson (d)                                                     1996   111,346        --                 73
     Senior Vice President Operations                                  1995        --        --                 --
                                                                       1994        --        --                 --

---------------------------------

(a) Executive bonus in 1994 was non-cash and related to the forgiveness of debt owed by Rowland C. Cobb, Jr. to R.C. Cobb, Inc.
(b) Executive bonuses in 1994 enabled the recipients initially to capitalize Cobb Theatres II, Inc. for the purpose of the Wometco Acquisition.
(c) Mr. Thomas was hired December 1, 1995.
(d) Mr. Colson was hired November 29, 1995.
(e) Other Annual Compensation primarily consists of compensatory split-dollar life insurance premiums, company automobiles and country club memberships.

401(K) PLAN

     The Company maintains a 401(k) Employee Capital Accumulation Plan to which its eligible employees may make discretionary tax-deductible annual contributions in amounts not exceeding the lesser of 15% of the employee's compensation or the limit specified annually under the applicable tax regulations in light of cost of living adjustments. The Company may make discretionary matching contributions to the Plan for the benefit of its employees in any year. National Bank of Commerce of Birmingham serves as Trustee of the Plan's assets.

     The Company also maintains a Flexible Benefit Plan (Cafeteria Plan) under which eligible employees may select various health and accident insurance benefit options which are funded by employee payroll deductions.

MANAGEMENT MATTERS

     There are no arrangements or undertakings known to the Company between any of the Directors, nominees for Director or executive officers of the Company and any other person pursuant to which any such person was or is to be elected as a Director or an executive officer.

     Directors are elected annually at the Annual Meeting of Equityholders of the Company and hold office until the next Annual Meeting and until their successors are elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

Employment Agreement

     The Company has entered into an employment agreement with Stephen L. Colson, Senior Vice President - Operations.

     Under this agreement, in the event of Mr. Colson's termination without cause he will receive (i) a cash payment equal to one year's salary paid at the time of termination; (ii) cash payment of any earned and undistributed bonus or incentives; and (iii) continuation of certain other employee benefits for a period not to exceed one year.


ITEM 12. PRINCIPAL EQUITYHOLDERS

     The Company owns all of the issued and outstanding shares of the capital stock of R.C. Cobb, Inc., Cobb Theatres II, Inc. and Cobb Finance Corp. In the Formation Transactions, each of Rowland C. Cobb, Jr., Robert M. Cobb and Jefferson R. Cobb contributed to the capital of the Company all the shares of the capital stock of R.C. Cobb, Inc. and Cobb Theaters II, Inc. in the following percentages:


                                                                 Percentage of
                                               Percentage of   Cobb Theatres II,
                                              R.C. Cobb, Inc.        Inc.
                 Equityholders                 Contributed        Contributed
                 -------------                 -----------        -----------

            Rowland C. Cobb, Jr. ...........      46%                 --
            Robert M. Cobb .................      27%                50%
            Jefferson R. Cobb ..............      27%                50%

     One percent of the ownership interests of each of Robert M. Cobb and Jefferson R. Cobb in the Company is held by each of two revocable trusts, one naming Robert M. Cobb as trustee and one naming Jefferson R. Cobb as trustee, for the benefit of their respective spouses and children. Each equityholder's interest in the Company, including capital, profits, losses and distributions initially shall be identified specifically with the shares of capital stock contributed by such equityholder to the Company. Each equityholder shall be credited with the capital associated with such shares and shall be credited and/or charged with the profits, losses and distributions made with respect to those shares of stock for so long as such shares are owned by the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     R.C. Cobb, Inc. leases three locations from Tricob, a general partnership in which Cobb family members are partners or beneficiaries. The related rent expense for these leases amounted to approximately $1.4 million, $1.0 million, and $0.9 million in fiscal years 1996, 1995 and 1994, respectively. Amounts payable by R.C. Cobb, Inc. at August 31, 1996 under these leases amounted to approximately $103,000. R.C. Cobb, Inc. has a loan to Tricob with a balance of approximately $326,000 as of August 31, 1996. The loan currently has an interest rate of 6.35% and matures in October 2003.


     R.C. Cobb, Inc. is a guarantor for aggregate indebtedness of Tricob of approximately $3.3 million as of August 31, 1996. The indebtedness has a final maturity of March 16, 1999 and is secured by a theatre location in Port Charlotte, Florida owned by Tricob and leased to R.C. Cobb, Inc. The Company has not succeeded to the obligations of R.C. Cobb, Inc. as guarantor with respect to such indebtedness. Tricob and R.C. Cobb, Inc. also had cross-default provisions with respect to indebtedness of R.C. Cobb, Inc. relating to the Hollywood 16 Theatre in Huntsville, Alabama owned by R.C. Cobb, Inc. and indebtedness of Tricob relating to the Madison Square 12 and the Cinema Center 8 theatres, each located in Huntsville, Alabama and owned by Tricob. The mortgage relating to the Company's Hollywood 16 Theatres in Huntsville, Alabama and the cross-default provisions related to the mortgage were terminated in connection with the issuance of the Senior Secured Notes. However, the personal property of R.C. Cobb, Inc. located at the Madison Square 12 and Cinema Center 8 theatres in Huntsville continues to be subject to a prior perfected security interest in favor of AmSouth Bank, N.A.

     R.C. Cobb, Inc. leases office and warehouse facilities from Rowland C. Cobb, Jr. an owner of R.C. Cobb, Inc. and its Chairman. The related rent expense amounted to approximately $274,000, $233,000 and $509,000 in fiscal years 1996, 1995 and 1994, respectively. The rental rates under these leases, which expire in 2006 and 1999, are $15.00 per square foot for the office space and $7.20 per square foot for the warehouse space. The amount payable by R.C. Cobb, Inc. at August 31, 1996 under these leases amounted to approximately $23,000.

     R.C. Cobb, Inc. has an agreement with Sipsey River, Inc., a corporation owned by Rowland C. Cobb, Jr., to provide aircraft services, i.e. the use of a private aircraft with pilots and related services. The fees for such services amounted to approximately $440,000, $335,000 and $238,000 in fiscal years 1996, 1995 and 1994, respectively.

The amount prepaid by R.C. Cobb, Inc. under this agreement amounted to approximately $37,000 at August 31, 1996. The Company intends to continue using these services.

     Management believes that each of the transactions described above was entered into on similar terms to those that would have resulted if such transaction had been entered into on an arms-length basis with an unaffiliated third party. See Note 2 of the Notes to the Consolidated Financial Statements of the Company included elsewhere herein.

                                     PART IV

           ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                             REPORTS ON FORM 8-K

(a) 1.  Financial Statements
    The Financial Statements listed in the accompanying Index on page F-1 are filed as a part of this report.

(a) 2.  Financial Statement Schedules
    There are no required Financial Statement Schedules that are applicable to the Company.

(a)  3.  Exhibits
     The exhibits in the accompanying exhibit index beginning on pare 20 are filed as part of this report.

(b)  Reports on form 8-K
     None.

                               SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 26, 1996              Cobb Theatres, L.L.C.


                                    By:/s/Robert M. Cobb
                                       ----------------------
                                       Robert M. Cobb
                                       President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Acto of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/R.C. Cobb, Jr.           Chairman of the Board            November 26, 1996
----------------                                                      --
   R.C. Cobb, Jr.



/s/Robert M. Cobb           Director, President and          November 26, 1996
-----------------           Chief Executive Officer                   --
Robert M. Cobb



/s/Jefferson R. Cobb        Director, Executive Vice         November 26, 1996
--------------------        President, Secretary/Treasurer            --
Jefferson R. Cobb



/s/A. Fox deFuniak          Director                         November 26, 1996
------------------                                                    --
A. Fox deFuniak



/s/Claude Nielsen           Director                         November 26, 1996
-----------------                                                     --
Claude Nielsen

                        EXHIBIT INDEX FOR 10-K OF COBB THEATRES, L.L.C.

Exhibit
  No.                         Description
-------                       -----------

(2)-1 R&J Stock Purchase Agreement, dated March 6, 1996 between R.C. Cobb, Inc., and the shareholders of R&J Concessions, Inc., filed as Exhibit No. (2)-1 to the Company's Registration Statement on Form
            S-4 (Registration Statement No. 333-2724) is hereby incorporated herein by reference.

(2)-2 Agreement and Articles of Merger, dated March 6, 1996, between R&J Concessions, and R.C. Cobb, Inc. filed as Exhibit No. (2)-2 to the Company's Registration Statement on Form S-4 (Registration Statement No. 333-2724) is hereby incorporated herein by reference.

(3)-1 Article of Organization, dated January 15, 1996, of Cobb Theatres, L.L.C. Operating Agreement, dated March 4, 1996, of Cobb Theatres, L.L.C. filed as Exhibit No. (3)-1 to the Company's Registration Statement on Form S-4
            (Registration Statement No. 333-2724) is hereby incorporated herein by reference.

(3)-2 Articles of Incorporation of Cobb Finance Corp. filed as Exhibit No. (3)-2 to the Company's Registration Statement on Form S-4 (Registration Statement No. 333-2724) is hereby incorporated herein by reference.

(3)-3 By-laws of Cobb Finance Corp. filed as Exhibit No. (3)-3 to the Company's Registration Statement on Form S-4 (Registration Statement No. 333-2724) is hereby incorporated herein by reference.

(4)-1 Indenture, dated as of March 6, 1996, among Cobb Theatres L.L.C., Cobb Finance Corp., and IBJ Schroder Bank & Trust Company filed as Exhibit No. (4)-1 to the Company's Registration Statement on Form S-4 (Registration Statement No. 333-2724) is hereby incorporated herein by reference.

(4)-2 Pledge Agreement, dated as of March 6, 1996, among Cobb Theatres L.L.C. and IBJ Schroder Bank & Trust Company, as Collateral Agent filed as Exhibit No. (4)-2 to the Company's Registration Statement on Form S-4 (Registration Statement No. 333-2724) is hereby incorporated herein by reference.

(4)-3 Security Agreement, dated as of March 6, 1996, among Cobb Theatres L.L.C., R.C. Cobb, Inc., Cobb Theatres II, Inc. and IBJ

            Schroder Bank & Trust Company as Collateral Agent filed as Exhibit No (4)-3 to the Company's Registration Statement on Form S-4 (Registration Statement No. 333-2724) is hereby incorporated herein by reference.

(4)-4 Global 10-5/8% Senior Notes Due 2003, including Subsidiary Guarantees filed as Exhibit No. (4)-4 to the Company's Registration Statement on Form S-4 (Registration Statement No. 333-2724) is hereby incorporated herein by reference.

(4)-5 Registration Rights Agreement, dated as of March 6, 1996, by and among Cobb Theatres L.L.C., Cobb Finance Corp., R.C. Cobb, Inc., Cobb Theatres II, Inc., Lehman Brothers Inc. and First Union Capital Markets Corp. filed as Exhibit No. (4)-5 to the Company's Registration Statement on Form S-4 (Registration Statement No. 333-2724) is hereby incorporated herein by reference.

(10)-1 Credit Agreement, dated as of March 6, 1996, among Cobb Theatres L.L.C., Cobb Finance Corp. and First Union
            National Bank of North Carolina, as Agent, filed as
            Exhibit No. (10)-1 to the Company's Registration
            Statement on Form S-4 (Registration Statement No. 333-2724) is hereby incorporated herein by reference.

(10)-2 Unconditional Guaranty Agreement, dated as of March 6, 1996, executed by R.C. Cobb, Inc. and Cobb Theatres II, Inc., in favor of First Union National Bank of North Carolina, as Agent, filed as Exhibit No. (10)-2 to the Company's Registration Statement on Form S-4 (Registration Statement No. 333-2724) is hereby incorporated herein by reference.

(10)-3 Facility A Revolving Credit Note, dated March 6, 1996, of Cobb Theatres L.L.C. and Cobb Finance Corp. in the principal amount of $7,500,000 drawn to the order of First Union Bank of North Carolina filed as Exhibit No. (10)-3 to the Company's Registration Statement on Form S-4 (Registration Statement No. 333-2724) is hereby incorporated herein by reference.

(10)-4 Facility B Revolving Credit Note, dated March 6, 1996, of Cobb Theatres L.L.C. and Cobb Finance Corp. in the principal amount of $7,500,000 drawn to the order of First Union Bank of North Carolina filed as Exhibit No. (10)-4 to the Company's Registration Statement on Form S-4 (Registration Statement No. 333-2724) is hereby incorporated herein by reference.

(10)-5      Aircraft Service Agreement, dated as of January 1, 1996, between

            R.C. Cobb, Inc. and Sipsey River, Inc., filed as Exhibit No.
            (10)-5 to the Company's Registration Statement on Form S-4 (Registration Statement No. 333-2724) is hereby incorporated herein by reference.

(10)-6 Lease, dated January 21, 1986, between Tricob and R.C. Cobb, Inc., as amended, related to the Port Charlotte Theatre filed as Exhibit No. (10)-6 to the Company's Registration Statement on Form S-4 (Registration Statement No. 333-2724) is hereby incorporated herein by reference.

(10)-7 Agreement of Lease, dated February 8, 1983, between Tricob Realty and R.C. Cobb, Inc., as amended, related to the Huntsville Theatre, filed as Exhibit No. (10)-7 to the Company's Registration Statement on Form S-4 (Registration Statement No. 333-2724) is hereby incorporated herein by reference.

(10)-8 Lease, dated August 13, 1985, between Tricob and R.C. Cobb, Inc., as amended, related to the Madison Square Theatre filed as Exhibit No. (10)-8 to the Company's Registration Statement on Form S-4 (Registration Statement No. 333-2724) is hereby incorporated herein by reference.

(10)-9 Lease Agreement, dated September 11, 1979, between Rowland C. Cobb, Jr. and R.C. Cobb, Inc., as amended, related to the headquarters building located in Birmingham, Alabama, filed as Exhibit No. (10)-9 to the Company's Registration Statement on Form S-4 (Registration Statement No. 333-2724) is hereby incorporated herein by reference.

(10)-10 Purchase Agreement, dated February 29, 1996, among Cobb Theatres, L.L.C., Cobb Finance Corp., R.C. Cobb, Inc., Cobb Theatres II, Inc. and Lehman Brothers Inc. and First Union Capital Markets Corp., filed as Exhibit No. (10)-10 to the Company's Registration Statement on Form S-4 (Registration Statement No. 333-2724) is hereby incorporated herein by reference.

  (12) Statement re: Computation of Ratio on Earnings to Fixed Charges, filed as Exhibit No. (12) to the Company's Registration Statement on Form S-4 (Registration Statement No. 333-2724) is hereby incorporated herein by reference.

   (21) Subsidiaries of the Registrants, filed as Exhibit No. (21) to the Company's Registration Statement on Form S-4 (Registration Statement No. 333-2724) is hereby incorporated herein by reference.

   (27)     Financial Data Schedule

                             COBB THEATRES, L.L.C.

                         INDEX TO FINANCIAL STATEMENTS




COBB THEATRES, L.L.C.                                                     Page
                                                                          ----
Reports of Independent
   Auditors..............................................................  F-2
Consolidated Balance Sheets as of August 31, 1996 and 1995...............  F-4
Consolidated Statements of Operations for the years ended
   August 31, 1996, 1995 and 1994........................................  F-5
Consolidated Statements of Changes in Members' Equity for the
   years ended August 31, 1996, 1995 and 1994............................  F-6
Consolidated Statements of Cash Flows for the years ended
   August 31, 1996, 1995 and 1994........................................  F-7
Notes to Consolidated Financial Statements...............................  F-8

R.C. COBB, INC.
Reports of Independent Auditors..........................................  F-17
Balance Sheets as of August 31, 1996 and 1995............................  F-19
Statements of Operations for the years ended
   August 31, 1996, 1995 and 1994........................................  F-20
Statements of Stockholders' Equity for the
   years ended August 31, 1996, 1995 and 1994............................  F-21
Statements of Cash Flows for the years ended
   August 31, 1996, 1995 and 1994........................................  F-22
Notes to Financial Statements............................................  F-23

COBB THEATRES II, INC.
Reports of Independent Auditors..........................................  F-31
Balance Sheets as of August 31, 1996 and 1995............................  F-33
Statements of Operations for the years ended August 31, 1996, 1995 and
   1994..................................................................  F-34
Statements of Stockholders' Equity for the years
   ended August 31, 1996, 1995 and 1994..................................  F-35
Statements of Cash Flows for the years ended
   August 31, 1996, 1995 and 1994........................................  F-36
Notes to Financial Statements............................................  F-37

                         Report of Independent Auditors

Board of Directors
Cobb Theatres, L.L.C.

We have audited the accompanying consolidated balance sheets of Cobb Theatres, L.L.C. as of August 31, 1996 and 1995, and the related consolidated statements of operations, changes in members' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cobb Theatres, L.L.C. at August 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                             /s/ Ernst & Young LLP


Birmingham, Alabama
October 23, 1996

                           REPORT OF INDEPENDENT AUDITORS


Board of Directors
Cobb Theatres, L.L.C.

     We have audited the accompanying consolidated statements of operations, members' equity and cash flows of Cobb Theatres, L.L.C. for the fiscal year ended August 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Cobb Theatres, L.L.C. and its cash flows for the fiscal year ended August 31, 1994 in conformity with generally accepted accounting principles.

                                                    LaRocca & Co., P.C.


Birmingham, Alabama
November 15, 1994
                                       F-3

                                COBB THEATRES, L.L.C.
                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)



                                                AUGUST 31,
                                       ---------------------------
                                          1996           1995
                                          ----           ----
     ASSETS
Current assets:
  Cash and equivalents                    $8,073         $1,241
  Receivables                              1,236            863
  Other current assets                     4,343          3,557
                                       ----------      ---------
     Total current assets                 13,652          5,661

Property and equipment, net               79,683         75,427
Intangible assets, net                    16,187         14,323
Other assets                               3,973          2,729
                                       ----------      ---------
     Total assets                       $113,495        $98,140
                                       ----------      ---------
                                       ----------      ---------

     LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accounts payable                        $4,276         $5,397
  Accrued film rentals                     4,833          5,545
  Accrued interest payable                 4,759             13
  Accrued expenses and other liabilities   4,836          5,755
  Revolving line of credit                   -            9,700
  Long-term debt, current installments       -            2,069
  Obligations under capital leases,
    current installments                     275            248
                                       ----------      ---------
     Total current liabilities            18,979         28,727

Long-term debt                            85,000         58,966
Obligations under capital leases           1,532          1,771
Other long-term liabilites                 4,927          4,468
                                       ----------      ---------
     Total liabilites                    110,438         93,932

Commitments and contingencies
Members' equity                            3,057          4,208
                                       ----------      ---------
     Total liabilities and
        members' equity                 $113,495        $98,140
                                       ----------      ---------
                                       ----------      ---------


                   See accompanying notes to financial statements.

                                COBB THEATRES, L.L.C.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (IN THOUSANDS)


                                         YEAR ENDED AUGUST 31,
                                --------------------------------------
                                     1996         1995        1994
                                     ----         ----        ----
Revenues:
  Theatre admissions                $81,662      $73,190     $65,951
  Concessions                        33,917       29,432      26,113
  Other                               3,566        2,986       2,033
                                   ---------    ---------   ---------
     Total revenues                 119,145      105,608      94,097

Costs of revenues:
  Film rental                        40,381       35,896      32,255
  Concession                          5,319        4,216       3,608
                                   ---------    ---------   ---------
     Total cost of revenues          45,700       40,112      35,863
                                   ---------    ---------   ---------

     Gross profit                    73,445       65,496      58,234

Operating expenses:
  Advertising                         3,236        2,914       2,425
  Payroll and related costs          14,137       12,364      10,959
  Occupancy                          25,576       23,891      20,424
  Equipment rental                      -            -           755
  Repairs and maintenance             1,548        1,291       1,238
  General and administrative          7,548        7,088       6,739
  Depreciation and amortization       9,121        8,062       5,374
  Other                               4,604        3,483       3,261
                                   ---------    ---------   ---------
     Total operating expenses        65,770       59,093      51,175
                                   ---------    ---------   ---------
     Operating income                 7,675        6,403       7,059
                                   ---------    ---------   ---------

Other income (deductions):
  Interest expense                   (8,200)      (5,067)     (2,804)
  Interest income                       142           75          68
  Loss from disposition of assets      (251)        (130)       (342)
  Non-recurring charge (Note 8)         -         (1,181)        -
  Other                                 -             (6)        (19)
                                   ---------    ---------   ---------
                                     (8,309)      (6,309)     (3,097)
                                   ---------    ---------   ---------

Income before income taxes and
 extraordinary item                    (634)          94       3,962
Income tax expense (benefit)           (234)        (122)      1,506
                                   ---------    ---------   ---------
Income (loss) before
  extraordinary item                   (400)         216       2,456
Extraordinary item - Loss on
  extinguishment of debt (net of
     income tax of $440)               (751)         -           -
                                   ---------    ---------   ---------
     Net income (loss)              $(1,151)        $216      $2,456
                                   =========    =========   =========

                   See accompanying notes to financial statements.

                                COBB THEATRES, L.L.C.
                CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
                                    (IN THOUSANDS)

Balance as of September 1, 1993                              $   535
Contributions of capital                                       1,001
Net income                                                     2,456
                                                             --------
Balance as of August 31, 1994                                  3,992
Net income                                                       216
                                                             --------
Balance as of August 31, 1995                                  4,208
Net loss                                                      (1,151)
                                                             --------
Balance as of August 31, 1996                                 $3,057
                                                             ========

                   See accompanying notes to financial statements.

                               COBB THEATRES, L.L.C.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)


                                                    YEAR ENDED AUGUST 31,
                                                 1996        1995       1994
                                            ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $(1,151)   $   216   $  2,456
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
    Depreciation and amortization               9,121      8,062       5,374
    Loss on asset dispositions                    251        130         342
    Provision for deferred income taxes          (611)      (700)        (81)
    Extraordinary loss on debt extinguishment     751         -           -
  (Increase) decrease in assets:
    Receivables                                  (373)      (400)        178
    Other current assets                         (525)      (482)     (2,074)
  Increase (decrease) in liabilities:
    Accounts payable                           (1,121)     1,775         713
    Accrued film rental                          (712)    (1,628)      2,138
    Accrued interest payable                    4,746       (859)        846
    Accrued expenses and other liabilities       (919)     1,309       1,540
                                              --------   --------    --------
Total adjustments
                                               10,608      7,207       8,976
                                              --------   --------    --------
     Net cash provided by
       operating activities                     9,457      7,423      11,432
                                              --------   --------    --------

CASH FLOWS FROM INVESTING ACTIVITES:
  Business acquisition                            -          -       (22,000)
  Additions to property and equipment         (13,886)   (21,403)    (21,838)
  Proceeds from asset dispositions                 46          6       1,010
  Construction in progress                      2,314     (3,127)     (1,671)
  Other                                          (198)      (206)       (168)
                                               -------    -------     -------
    Net cash used in investing activities     (11,724)   (24,730)    (44,667)
                                               -------    -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from senior secured notes           85,000        -           -
  Proceeds from senior subordinated notes      10,000        -           -
  Payments on senior subordinated notes       (10,000)       -           -
  Proceeds (payments) on long-term
    bank debt, net                            (61,035)     8,148      33,157
  Proceeds (payments) on revolving
    line of credit                             (9,700)     8,700         -
  Equity contribution                             -          -         1,001
  Principal payments from related parties         -           15         -
  Principal payments under capital lease         (212)      (220)     (1,557)
  Capitalized debt issue costs                 (4,339)       -           -
  Debt prepayment fees
                                                 (615)       -           -
                                              --------   --------    --------
    Net cash provided by financing activities   9,099     16,643      32,601
                                              --------   --------    --------
  Net increase (decrease) in cash
    and equivalents                             6,832       (664)       (634)
  Cash and equivalents - beginning of year      1,241      1,905       2,539
                                             ---------   --------    --------
  Cash and equivalents - end of year           $8,073     $1,241      $1,905
                                             ========    ========   =========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Cash paid for:   Interest                    $4,179     $5,471      $1,935
                                              ========   ========    ========
                   Income Taxes                $1,634       $162      $2,013
                                              ========   ========   =========


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Capital lease obligation incurred
    to lease equipment                         $    -       $850      $1,386
                                              ========   ========   =========



                    See accompanying notes to financial statements.

                              COBB THEATRES, L.L.C.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

         Cobb Theatres, L.L.C. (the "Company") is an Alabama limited liability company formed to acquire and operate the business of Cobb Theatres Group, a privately-held group of companies based in Birmingham, Alabama. The Company was formed to create a consolidated entity to facilitate the offering of $85 million of Senior Secured Notes (the "Debt Offering") and the establishment of the New Credit Facility (as discussed in Note 6). The existence of the Company shall terminate no later than December 31, 2046. Prior to the completion of certain Formation Transactions on March 6, 1996 (as discussed below) the Company consisted of R.C. Cobb, Inc., Cobb Theatres II, Inc. and R & J Concessions, Inc.

         Cobb Finance Corp., a wholly-owned subsidiary of the Company, was incorporated for the purpose of serving as a co-issuer of the Senior Secured Notes in order to facilitate the Debt Offering. Cobb Finance Corp.
does not have any substantial operations or assets of any kind.


     Concurrently with the closing of the Debt Offering on March 6, 1996 (i) R.C. Cobb, Inc. acquired the outstanding equity of R & J Concessions, Inc., (ii) R & J Concessions, Inc. was merged into its sole shareholder, R.C. Cobb, Inc. and (iii) Cobb Theatres, L.L.C. acquired the outstanding equity of R.C. Cobb, Inc. and Cobb Theatres II, Inc. which had previously been held by members of the Cobb family (the "Formation Transactions") in exchange for an interest in Cobb Theatres, L.L.C. As a result of the foregoing Formation Transactions, R.C. Cobb, Inc. and Cobb Theatres II, Inc. became, together with Cobb Finance Corp., subsidiaries of the Company. All assets and liabilities are stated at the amounts at which they were stated in the financial statements of the predecessor entities in a manner similar to a pooling of interests. The Cobb family as members own all of the equity interest of Cobb Theatres, L.L.C.

         The term "Company" used herein shall mean the Cobb Theatres Group prior to the Formation Transactions and shall mean Cobb Theatres, L.L.C. and its consolidated subsidiaries after the completion of the Debt Offering.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company include the accounts of the two operating subsidiaries, R.C. Cobb, Inc. and Cobb Theatres II, Inc. ("Cobb II"). All significant intercompany balances and transactions have been eliminated in consolidation.

NATURE OF BUSINESS

         The Company is engaged in the operation and management of multi-screen motion picture theatres. The Company currently operates in Florida, Alabama, Mississippi and Arkansas.

     In March 1994, Cobb II purchased certain assets, consisting of 8 multiplex theatres, and assumed the Florida theatre facility operating lease obligations of Theatre Acquisitions, L. P. d/b/a Wometco Theatres. Cobb II paid $22 million in cash which was financed through bank debt.


         The acquisition has been recorded using the purchase method of accounting and the results of operations of the purchased theatres have been included in the Company's consolidated results of operations since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $8.1 million is amortized over the term (including all renewal options) of the underlying facility leases.


         The following summarizes the unaudited pro forma results of operations assuming the acquisition of the purchased theatres occurred at the beginning of fiscal 1994. This pro forma summary does not necessarily reflect what the results of operations would have been had the acquisition occurred on September 1, 1993.

                             COBB THEATRES, L.L.C.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                                 Year Ended
                                                               AUGUST 31, 1994
                                                               ---------------
                                                               (In thousands)

        Revenues ..............................................    $103,663

        Net income ............................................       1,847

USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUES AND FILM RENTAL COSTS

         Revenues are recognized when admission and concession sales are received at the theatres. Film rental costs are accrued based on the applicable box office receipts and the terms of the film licenses.

 CASH AND EQUIVALENTS

         The Company considers all temporary cash investments with original maturities of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Expenditures for additions (including interest during construction), major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged to expense as incurred. Property and equipment under capital leases are stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value at the inception of the lease.

       The Company uses the straight-line method in computing depreciation and amortization over the estimated useful lives of assets as follows:

      Buildings and improvements......................  20 to 30 years
      Fixtures and equipment..........................   5 to 15 years
      Leasehold improvements..........................  10 to 20 years

     Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset.

INTANGIBLE ASSETS

     Intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. A noncompete agreement is amortized over its five year term. Concession rights were amortized over an estimated useful life of six years. Excess of purchase price over the fair value of net assets acquired is amortized over the term (including all renewal options) of the underlying facility leases for periods of 19 to 35 years. Favorable lease terms are amortized over the term (excluding renewal options) of the underlying facility leases for periods of 4 to 19 years. Debt issue costs are those costs associated with the issuance of the Senior Secured Notes that will be amortized over the term of the notes which are due March 1, 2003. The carrying values of intangible assets are reviewed if the facts and circumstances suggest that they may be impaired. If this review is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

                             COBB THEATRES, L.L.C.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES

     The subsidiaries of the Company file separate federal income tax returns. For financial statement purposes, income taxes are calculated in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), ACCOUNTING FOR INCOME TAXES. The statement requires that deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     At August 31, 1996 and 1995, the carrying value of financial instruments approximate their fair value unless otherwise indicated.

FINANCIAL INSTRUMENTS AND HEDGING

     The Company used interest rate swap agreements to manage interest costs and risks associated with changing interest rates. The Company designated interest rate swaps as hedges of specific debt instruments and the differential to be paid or received was accrued as interest rates changed and was recognized over the life of the agreements as an adjustment to interest expense. Counterparties to the interest rate swap contracts were major financial institutions and credit loss from counterparty nonperformance was not anticipated. The Company does not enter into financial instruments for trading purposes.

EARNINGS PER SHARE

     Earnings per share information is not presented as the Company is a limited liability company consisting of member interests rather than shareholder interests.

PRESENTATION

     Certain amounts have been reclassified in prior period financial statements to conform with the current year presentation.

NOTE 2- RELATED PARTY TRANSACTIONS

TRICOB PARTNERSHIP

         The Company leases three locations from Tricob, a partnership engaged in the ownership and leasing of real property in which the Company's members are partners. The related rent expense for these leases amounted to approximately $1.4 million, $1.0 million and $0.9 million in 1996, 1995 and 1994, respectively. Amounts payable at August 31, 1996 and 1995 under these leases amounted to approximately $103,000 and $115,000, respectively.

         The Company has a loan to Tricob with a balance of approximately $326,000 and $407,000 as of August 31, 1996 and 1995, respectively. Interest on the loan accrues at 6.35% and amounted to approximately $25,000, $27,000 and $29,000 in 1996, 1995 and 1994, respectively. The loan matures in October 2003.


     R.C. Cobb, Inc. is a guarantor for debts of Tricob amounting to approximately $3.3 million at August 31, 1996 with final maturity in March 1999 and secured by real property. Tricob and R.C. Cobb, Inc. have cross-default commitments.

                             COBB THEATRES, L.L.C.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MEMBERS

     The Company leases office and warehouse facilities from a member. The related rent expense amounted to approximately $274,000, $233,000 and $509,000 in 1996, 1995 and 1994, respectively. The amount payable at August 31, 1996 and 1995 under these leases amounted to approximately $23,000 and $22,000, respectively.

SIPSEY RIVER, INC.

         The Company has an agreement with Sipsey River, Inc., a corporation owned by a member, to provide aircraft services. The fees for such services amounted to approximately $440,000, $335,000 and $238,000 for 1996, 1995 and
1994, respectively. The amount prepaid under this agreement amounted to approximately $37,000 and $12,000 at August 31, 1996 and 1995, respectively.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of:

                                                            1996         1995
                                                            ----         ----
                                                               (In thousands)

Land................................................   $  11,687      $  11,670
Buildings and leasehold improvements ...............      38,918         30,428
Fixtures and equipment .............................      56,571         52,625
Construction in progress ...........................       2,833          5,147
Capital leases .....................................       2,169          2,083
Other assets .......................................         428            379
                                                       ---------      ---------
                                                         112,606        102,332
Less accumulated depreciation ......................      32,923         26,905
                                                       ---------      ---------
                                                        $ 79,683        $75,427
                                                       =========      =========

     Interest of approximately $725,000 and $347,000 has been capitalized in 1996 and 1995, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of:

                                                            1996         1995
                                                            ----         ----
                                                               (In thousands)
Excess of purchase price over the fair value
   of net assets acquired ..........................       $ 8,103      $ 8,103
Noncompete agreement ...............................         1,800        1,800
Favorable lease terms ..............................         5,300        5,300
Concession rights ..................................            --        3,571
Debt issue costs ...................................         4,339          734
                                                        ----------    ---------
                                                            19,542       19,508

Less accumulated amortization ......................         3,355        5,185
                                                        ----------   ----------
                                                           $16,187     $ 14,323
                                                        ==========   ==========


     Amortization expense totaled $2.1 million, $1.9 million and $1.3 million for 1996, 1995 and 1994, respectively. The increase in debt issue costs relates to the issuance of the Senior Secured Notes on March 6, 1996.

                             COBB THEATRES, L.L.C.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - OTHER ASSETS AND LIABILITIES

Other assets and liabilities consist of the following:

                                                                1996      1995
                                                                ----      ----
                                                               (In thousands)

Other current assets:
  Due from related parties ............................         $   42   $   39
  Inventory ...........................................            877      854
  Refundable income taxes .............................          1,222      530
  Prepaid and other assets ............................          2,202    2,134
                                                              --------  -------
                                                                $4,343   $3,557
                                                              ========  =======
Other assets:
  Deferred income tax benefit .........................         $2,285  $ 1,263
  Due from related parties, non-current ...............            326      356
  Cash value of life insurance, net ...................          1,120      915
  Other assets ........................................            242      195
                                                              --------  -------
                                                                $3,973   $2,729
                                                              ========  =======

Accrued expenses and other liabilities:
  Due to related parties ..............................        $    18  $   127
  Accrued liabilities .................................          3,978    3,542
  Income taxes payable ................................             --      821
  Deferred income .....................................            840    1,265
                                                              --------  -------
                                                               $ 4,836  $ 5,755
                                                              ========  =======
Other long-term liabilities:
  Deferred rent .......................................        $ 2,809  $ 2,582
  Deferred income tax liabilities .....................          2,118    1,886
                                                              --------  -------
                                                               $ 4,927  $ 4,468
                                                              ========  =======

NOTE 6 - LONG TERM DEBT

CURRENT FINANCING

     On March 6, 1996, the Company issued $85 million of 10 5/8% Senior Secured Notes due March 1, 2003 (the "Senior Secured Notes"). Interest on the Senior Secured Notes is due semiannually on September 1 and March 1. The proceeds from the Debt Offering were primarily used to repay $76.6 million of existing debt and pay approximately $4.3 million of commission and other expenses associated with the Debt Offering, with the remaining proceeds of approximately $4.1 million available for general corporate purposes, including interest and fees, funding working capital and the development of additional theatres. Prepayment fees and the write off of deferred loan costs associated with the previous debt resulted in an extraordinary loss of $751,000, net of income tax benefit of $440,000.

     Concurrently with the issuance of the Senior Secured Notes, the Company entered into a new $25 million bank credit facility (the "New Credit Facility"). The New Credit Facility is comprised of a $12.5 million senior secured seasonal revolver available for working capital purposes and a $12.5 million senior secured reducing revolver available for future capital expenditures. The New Credit Facility has a final maturity date of November 30, 2000. However, availability under the reducing revolver will be permanently reduced by set amounts beginning February 28, 1998. Access to the availability under the New Credit Facility will be dependent upon the achievement by the Company of certain financial ratios. As of August 31, 1996, the Company had $12.5 million of credit available under the New Credit Facility with no balance outstanding.

     At the Company's option, the interest rates per annum applicable to the New Credit Facility will be a fluctuating rate of interest measured by reference to either: (a) an adjusted London inter-bank offered rate ("LIBOR") plus borrowing margin or (b) the base rate of the Agent for the New Credit Facility (the "Base Rate")

                             COBB THEATRES, L.L.C.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(which is based on the higher of the Agent's published prime rate or overnight federal funds rate plus 0.50%) plus a borrowing margin. The applicable borrowing margin for such loans will vary, based on the Company's ratio of net debt to EBITDA from 1.625% to 3.125% with respect to LIBOR borrowings and from 0.375% to 1.875% with respect to Base Rate borrowings.

     In connection with the New Credit Facility, the Company has agreed to pay commitment fees in respect of the facilities based on the unused portion of the New Credit Facility.

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

     The Company was in compliance with all financial covenants as of August 31, 1996.

     The fair value of the Company's Senior Secured Notes as of August 31, 1996 was $87,975,000 based on the quoted market price of the bonds as of that date.

 PREVIOUS FINANCING

     Under the Company's previous revolving credit agreement R.C. Cobb, Inc. and Cobb II had credit facilities that included senior term loans and an $11.0 million seasonal working capital revolver. As of August 31, 1995, $9.7 million was outstanding under the seasonal working capital revolver and the borrowing rate was 10.25% on both the senior term loans and the seasonal working capital revolver.

     Long term debt, all of which has been paid as a result of the Company's new financing, consisted of the following as of August 31, 1995 (in thousands):

          Senior term loans payable...............$ 52,700
          Various other bank debt ................   8,335
                                                  --------
          Less current installments...............  61,035
                                                     2,069
                                                  --------
                                                  $ 58,966
                                                  ========

     R.C. Cobb, Inc. had a two year interest rate swap agreement with a notional principal amount of $10.0 million which matured in June 1995. The agreement effectively fixed the interest rate on a portion of the variable rate senior term loan at 4.38%. R.C. Cobb, Inc. received approximately $109,000 of income related to the interest rate swap to offset interest expense in 1995. R.C. Cobb, Inc. incurred approximately $60,000 of additional expenses in 1994 related to the interest rate swap.

     Cobb II had a two year interest rate swap agreement with a notional principal amount of $12.0 million which matured in May 1996. The agreement effectively fixed the interest rate on a portion of the variable rate senior term

                             COBB THEATRES, L.L.C.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

loan starting at 5.3% at May 9, 1994 and incrementally increased by .3075% per quarter to 7.45% on May 9, 1996. The rate at August 31, 1995 was 6.84%. Cobb II incurred an additional $134,000, $45,000 and $45,000 of expenses in 1996, 1995 and 1994, respectively, related to the interest rate swap.

     The Company has had no involvement with other derivatives in the past, with the exception of basic swaps to convert variable rate debt to fixed rate debt, and has no specific plans to use derivative products in the foreseeable future.

NOTE 7 - LEASES

CAPITAL LEASES

     The Company is obligated under various capital leases that expire during the next four years for equipment with a net book value of approximately $ 1.9 million.

     Future minimum lease payments and the present value of future minimum lease payments under equipment capital leases as of August 31, 1996 are as follows (in thousands):

       1997 .........................................  $   401
       1998 .........................................      401
       1999 .........................................      399
       2000 .........................................      909
                                                       -------
            Total ...................................    2,110
       Less amount representing interest
         (approximating  8.01%) .....................      303
                                                       -------
           Present value of future minimum
             capital lease payments .................    1,807
       Less current portion .........................      275
                                                       -------
           Obligation under capital leases,
             excluding current portion ..............  $ 1,532
                                                       =======
OPERATING LEASES

     The majority of the Company's operations are conducted in premises occupied under operating lease agreements with base terms ranging generally from 15 to 20 years, with certain leases containing options, primarily in 5 year increments, to extend up to an additional 30 years. The leases provide for fixed rentals and/or contingent rentals based on revenues. R.C. Cobb, Inc. guarantees all of the operating leases of Cobb II. The majority of the leases provide that the Company will pay substantially all taxes, maintenance, insurance and certain other operating expenses.

     Future minimum lease payments under these operating leases are as follows (in thousands):

              Fiscal Year:
              1997 ............................ $ 19,096
              1998 ............................   19,377
              1999 ............................   18,770
              2000 ............................   18,394
              2001 ............................   17,616
              Thereafter ......................  125,628
                                                --------
                                                $218,881
                                                ========

     Total rent expense for theatre facility operating leases for 1996, 1995 and 1994 was approximately $16.0 million, $15.8 million and $14.8 million, respectively. Contingent rentals were approximately $121,000 and

                             COBB THEATRES, L.L.C.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$52,000 in 1996 and 1995, respectively. Sublease payments received were approximately $159,000, $164,000 and $201,000 in 1996, 1995 and 1994,
respectively. The Company has entered into a lease agreement for a location to open within three months subsequent to August 31, 1996 which has total minimum lease payments amounting to approximately $22.7 million which are included in the future minimum lease payments schedule above.


     The Company records rent expense on a straight-line basis over the term of the lease. Long term liabilities include deferred rent of $2,809,000 and $2,582,000 as of August 31, 1996 and 1995, respectively.


NOTE 8 - NON-RECURRING CHARGE

     In 1995, approximately $1.2 million of non-recurring expenses were incurred due to an unconsummated financing transaction.

NOTE 9 - INCOME TAXES

     Income tax expense (benefit) in the consolidated statement of operations for the years ended August 31, 1996, 1995 and 1994 is as follows:

                                                   1996       1995       1994
                                                   ----       ----       ----
                                                         (In thousands)
     Current
         Federal .............................   $    99    $   503    $ 1,351
         State                                        17         75        236
                                                  -------    -------    -------
                                                     116        578      1,587
                                                  -------    -------    -------
     Deferred
          Federal ............................      (741)      (644)       (66)
          State ..............................       (49)       (56)       (15)
                                                  -------    -------    -------
                                                    (790)      (700)       (81)
                                                  -------    -------    -------
      Total income tax expense (benefit) .....      (674)      (122)     1,506
          Tax benefit of extraordinary loss ..      (440)       --         --
                                                  -------    -------    -------
      Income tax expense (benefit) before
             extraordinary loss ..............   $  (234)    $ (122)   $ 1,506
                                                  =======    =======    =======


     The difference between the effective rate and the U.S. federal income tax statutory rate is as follows:


                                            1996       1995       1994
                                            ----       ----       ----
                                              (Dollars in thousands)


Tax - at statutory rate               $ (621)  34%    $32   34 %   $1,347  34 %
Add (subtract) tax effect of:
State income tax, net of
  federal benefit                        (38)   2      (6)  (7)       142   4
Utilization of tax (1) credits             -    -       -   -         (24) (1)
Effect of amended returns                  -    -     (41) (44)         -   -
Other                                    (15)   1    (107)(113)        41   1
                                       ------  ---  ----- ------   ------  -----
                                       $(674)  37%  $(122)(130)%   $1,506  38 %
                                       ======  ===  ====== =====   ======  =====

                             COBB THEATRES, L.L.C.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The significant components of deferred income tax assets (liabilities) at August 31, 1996 and 1995 are as follows:
                                                           1996         1995
                                                        --------       ------
                                                            (In thousands)

        Accrued liabilities                             $ 1,030       $  955
        Amortization                                        397          716
        Depreciation                                     (5,149)      (4,520)
        Tax operating lease                                 653          744
        Net operating loss carryforward                   2,937        1,482
        AMT credit carryforward                             299            -
                                                       --------       ------
          Non-current deferred income
            tax asset (liability)                       $   167       $ (623)
                                                      ==========     ========

     Cobb II has a net operating loss carryforward of approximately $7.9 million that may be offset against future taxable income. Substantially all of the carryforward expires in 2009 through 2011. The Company has not recorded a valuation allowance related to its deferred tax assets as management considers it more likely than not that available tax strategies and future taxable income will allow the deferred tax assets to be realized.


 NOTE 10 - EMPLOYEE BENEFIT PLAN

     The Company sponsors a defined contribution 401(k) plan covering all full-time employees who have six months of service and are age 21 or older. The Company may elect to match a portion of the participant's elective deferral. The Company contributions amounted to $163,000, $0 and $133,000 in 1996, 1995 and 1994, respectively.

 NOTE 11 - COMMITMENTS AND CONTINGENCIES

     The Company is a party to various legal proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
R.C. Cobb, Inc.

We have audited the accompanying balance sheets of R.C. Cobb, Inc. as of August 31, 1996 and 1995, and the related statements of operations, stockholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accpeted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.C. Cobb, Inc. at August 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                   /s/Ernst & Young LLP


Birmingham, Alabama
October 23, 1996

          REPORT OF INDEPENDENT AUDITORS


Board of Directors
R. C. Cobb, Inc.


    We have audited the accompanying statements of operations, stockholder's equity and cash flows of R.C. Cobb, Inc. for the fiscal year ended August 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of R.C. Cobb, Inc. and its cash flows for the fiscal year ended August 31, 1994 in conformity with generally accepted accounting principles.


                                                  LaRocca & Co., P.C.


Birmingham, Alabama
November 15, 1994

                                   R.C. COBB, INC.
                                    BALANCE SHEETS
                                    (In thousands)

                                                           August 31,
                                                  --------------------------
                                                      1996            1995
                                                      ----            ----
   ASSETS
Current assets:
  Cash and equivalents                            $   7,704      $     976
  Receivables                                         1,105            778
  Other current assets                                3,693          5,285
                                                    -------        -------
     Total current assets                            12,502          7,039

Property and equipment, net                          51,304         53,922
Intangible assets, net                                2,409          1,058
Other assets                                          1,539          1,484
                                                    -------        -------
     Total assets                                 $  67,754      $  63,503
                                                    -------        -------
                                                    -------        -------

     LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable                                $   2,997      $   3,487
  Accrued film rentals                                3,365          4,475
  Accrued interest payable                            2,338            -
  Accrued, expenses and other liabilities             4,052          5,139
  Revolving line of credit                              -            6,700
  Long-term debt, current installments                  -            2,069
  Obligations under capital leases,
     current installments                               275            248
                                                    -------        -------
     Total current liabilities                       13,027         22,118

Long-term debt                                       42,297         30,016
Obligations under capital leases                      1,532          1,771
Other long-term liabilities                           4,900          4,442
                                                    -------        -------
     Total liabilities                               61,756         58,347
Commitments and contingencies

Stockholder's equity:
  Common stock, $1 par value; authorized 30,000
  shares, issued and outstanding 3,000 shares             3              3
  Retained earnings                                   5,995          5,153
                                                    -------        -------
     Total stockholder's equity                       5,998          5,156
                                                    -------        -------

     Total liabilities and stockholder's equity    $ 67,754       $ 63,503
                                                    -------        -------
                                                    -------        -------

                   See accompanying notes to financial statements.

                                   R.C. COBB, INC.
                               STATEMENTS OF OPERATIONS
                                    (IN THOUSANDS)

                                                Year Ended August 31,
                                          ---------------------------------
                                          1996         1995         1994
                                          ----         ----         ----
Revenues:
  Theatre admissions                  $   63,273    $  60,537   $  60,204
  Concessions                             26,852       25,065      24,115
  Other                                    3,687        3,095       1,964
                                        ---------    ---------   ---------
    Total revenues                        93,812       88,697      86,283

Costs of revenues:
  Film rental                             30,917       29,224      29,148
  Concession                               4,147        3,525       3,305
                                        ---------    ---------   ---------
    Total cost of revenues                35,064       32,749      32,453
                                        ---------    ---------   ---------
    Gross profit                          58,748       55,948      53,830

Operating expenses:
  Advertising                              2,424        2,257       2,236
  Payroll and related costs               11,161       10,419      11,127
  Occupancy                               20,426       20,225      19,180
  Equipment rental                           -               -        706
  Repairs and maintenance                  1,297        1,133       1,168
  General and administrative               7,462        7,087       6,011
  Depreciation and amortization            6,116        5,843       4,532
  Other                                    3,625        2,849       2,551
                                        ---------    ---------   ---------

        Total operating expenses          52,511       49,813      47,511
                                        ---------    ---------   ---------

        Operating income                   6,237        6,135       6,319
                                        ---------    ---------   ---------
Other income (deductions):
   Interest  expense                      (4,698)      (3,149)     (2,133)
   Interest income                           330           62          57
   Loss from disposition of assets          (197)        (130)       (342)
   Non-recurring charge (Note 8)             -           (305)        -
   Loan guarantee income                     347          236         420
   Other                                     -             (6)        (20)
                                        ---------    ---------   ---------
                                          (4,218)      (3,292)     (2,018)
                                        ---------    ---------   ---------

Income before income taxes and
   extraordinary item                      2,019        2,843       4,301
Income tax expense                           732          892       1,631
                                        ---------    ---------   ---------
Income before extraordinary item           1,287        1,951       2,670
Extraordinary item - Loss on
   extinguishment of debt (net of
   income tax of $261)                      (445)         -           -
                                        ---------    ---------   ---------
        Net income                     $     842    $   1,951   $   2,670
                                        ---------    ---------   ---------
                                        ---------    ---------   ---------

                   See accompanying notes to financial statements.

                                   R.C. COBB, INC.
                          STATEMENTS OF STOCKHOLDER'S EQUITY
                                    (In thousands)

                                            Additional                Total
                                  Common     Paid-in    Retained  Stockholder's
                                  Stock      Capital    Earnings      Equity
                                  -----      -------    --------      ------

Balance as of September 1, 1993 $     3      $     -     $   532    $    535
Net income                           -             -       2,670       2,670
                                  -----        -----      ------     -------
Balance as of August 31, 1994         3            -       3,202       3,205
Net income                           -             -       1,951       1,951
                                  -----        -----      ------     -------
Balance as of August 31, 1995         3            -       5,153       5,156
Net income                           -             -         842         842
                                  -----        -----      ------     -------
Balance as of August 31, 1996   $     3      $     -     $ 5,995    $  5,998
                                  -----        -----      ------     -------
                                  -----        -----      ------     -------

                   See accompanying notes to financial statements.

                                   R.C. COBB, INC.
                               STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)

                                                   Year Ended August 31,
                                            ---------------------------------
                                               1996         1995        1994
                                               ----         ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $   842   $   1,951   $   2,670
Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation and amortization              6,116       5,843       4,532
    Loss on asset dispositions                   197         130         342
    Provision for deferred income taxes          355         314          44
    Extraordinary loss on debt extinguishment    445           -         -
(Increase) decrease in assets:
    Receivables                                 (327)       (347)        210
    Other current assets                       1,853      (2,307)    ( 1,514)
Increase (decrease) in liabilities:
    Accounts payable                            (490)        498          81
    Accrued film rental                       (1,110)     (1,411)      2,404
    Accrued interest payable                   2,338        (478)        452
    Accrued expenses and other liabilities   ( 1,087)      1,015        (471)
                                             -------     -------      ------
    Total adjustments                          8,290       3,257       6,080
                                             -------     -------      ------
    Net cash provided by
     operating activities                      9,132       5,208       8,750
                                             -------     -------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properly and equipment           (2,633)    (10,879)    (21,596)
Proceeds from asset dispositions                  46           7       1,011
Construction in progress                        (443)      1,076      (1,059)
Other                                            (29)       (206)       (168)
                                             -------     -------      ------

    Net cash used in investing activities     (3,059)    (10,002)    (21,812)
                                             -------     -------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured notes            44,997           -           -
Payments on senior secured notes              (2,700)
Proceeds from senior subordinated notes        5,000           -           -
Payments on senior subordinated notes         (5,000)          -           -
Proceeds (payments) on long-term
 bank debt, net                              (32,074)        198      12,157
Proceeds (payments) on revolving
 line of credit, net                          (6,700)      5,700           -
Principal payments from related parties            -          15           -
Principal payments under capital leases         (212)       (220)     (1,557)
Capitalized debt issue costs                  (2,303)          -           -
Debt prepayment fees                            (353)          -           -
                                              ------      ------     -------
    Net cash provided (used) in
 financing acivities                             655       5,693      10,600
                                              ------      ------     -------
Net increase (decrease) in cash and
 equivalents                                   6,728         899      (2,462)
Cash and equivalents - beginning of year         976          77       2,539
                                              ------      ------     -------
Cash and equivalents - end of year          $  7,704    $    976   $      77
                                              ------      ------     -------
                                              ------      ------     -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
Cash Interest                               $  2,380    $  3,166   $   1,658
                                              ------      ------     -------
                                              ------      ------     -------
    Income Taxes                            $  1,634    $    162   $   2,013
                                              ------      ------     -------
                                              ------      ------     -------
SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Capital lease obligation incurred to
lease equipment                             $      -    $    850   $   1,386
                                              ------      ------     -------
                                              ------      ------     -------

                   See accompanying notes to financial statements.

                                   R. C. COBB, INC.
                            NOTES TO FINANCIAL STATEMENTS

NOTE 1  THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
    On March 6, 1996, R. C. Cobb, Inc. (the "Company") acquired the outstanding equity of R & J Concessions, Inc. ("R & J") and R & J was merged into its sole shareholder, the Company, in a manner similar to a pooling of interests. The historical financial statements of the Company have been restated to include the accounts of R & J for all periods presented.

NATURE OF BUSINESS

    The Company is engaged in the operation and management of multi-screen motion picture theatres. The Company currently operates in Florida, Alabama, Mississippi and Arkansas.

    On March 6, 1996, Cobb Theatres, L.L.C. acquired the outstanding equity of the Company and Cobb Theatres II, Inc. ("Cobb II"), a corporation affiliated through common ownership and management. The Cobb family, as members, own all of the equity interest of Cobb Theatres, L.L.C.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUES AND FILM RENTAL COSTS

    Revenues are recognized when admission and concession sales are received at the theatres. Film rental costs are accrued based on the applicable box office receipts and the terms of the film licenses.

CASH AND EQUIVALENTS

    The Company considers all temporary cash investments with original maturities of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Expenditures for additions (including interest during construction), major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged to expense as incurred. Property and equipment under capital leases are stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value at the inception of the lease.

    The Company uses the straight-line method in computing depreciation and amortization over the estimated useful lives of assets as follows:

    Buildings and improvements.....................  20 to 30 years
    Fixtures and equipment.........................   5 to 15 years
    Leasehold improvements.........................  10 to 20 years

    Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset.


INTANGIBLE ASSETS
    Intangible assets are amortized on the straight-line basis over the estimated useful lives of the assets. Concessions rights were amortized over an estimated useful life of six years. Excess of purchase price over the fair value of net assets acquired is amortized over the term (including all renewal options) of the underlying facility leases for periods of 19 to 35 years. Debt issue costs are those costs associated with the issuance of the Senior Secured Notes that will be amortized over the term of the notes which are due March 1, 2003. The carrying values of intangible assets are reviewed if the facts and circumstances suggest that they may be impaired. If this review is

                                   R. C. COBB, INC.
                      NOTES TO FINANCIAL STATEMENTS-(CONTINUED)

required, the estimated future undiscounted cash flow associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

INCOME TAXES

    For financial statement purposes, income taxes are calculated in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"). ACCOUNTING FOR INCOME TAXES. The statement requires that deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    At August 31, 1996 and 1995, the carrying value of financial instruments approximate their fair value unless otherwise indicated.

FINANCIAL INSTRUMENTS AND HEDGING

    The Company used interest rate swap agreements to manage interest costs and risks associated with changing interest rates. The Company designated interest rate swaps as hedges of specific debt instruments and the differential to be paid or received was accrued as interest rates changed and was recognized over the life of the agreements as an adjustment to interest expense. Counterparties to the interest rate swap contracts were major financial institutions and credit loss from counterparty nonperformance was not anticipated. The Company does not enter into financial instruments for trading purposes.

PRESENTATION

    Certain amounts have been reclassified in prior period financial statements to conform with the current year presentation.

NOTE 2  RELATED PARTY TRANSACTIONS

COBB THEATRES II, INC.

    As of March 6, 1996, the Company and Cobb II are both operating subsidiaries of Cobb Theatres, L.L.C. Prior to that date, both companies were owned by members of the Cobb family. During 1994, the Company entered into an agreement to provide supervisory and support services to Cobb II. Fees received relating to this agreement, which are included in Other revenues, amounted to approximately $736,000, $506,000 and $230,000 in 1996, 1995 and 1994,
respectively.

    The Company guarantees and cross-collateralizes the long term debt of Cobb II in the aggregate amount of $42.7 million and $32.0 million as of August 31, 1996 and 1995, respectively. Guarantee fees amounted to approximately $347,000, $236,000 and $420,000 in 1996, 1995 and 1994, respectively. The debts of both companies are subject to cross default provisions.

    As of August 31, 1996 and 1995, Cobb II owed the Company approximately $0 and $2.2 million, respectively.

TRICOB PARTNERSHIP

    The Company leases three locations from Tricob, a partnership engaged in the ownership and leasing of real property in which the Cobb family are partners. The related rent expense for these leases amounted to approximately, $1.4 million, $1.0 million and $0.9 million in 1996, 1995 and 1994, respectively. Amounts payable at August 31, 1996 and 1995, under these leases amounted to approximately $103,000 and $115,000, respectively.

                                   R. C. COBB, INC.
                      NOTES TO FINANCIAL STATEMENTS-(CONTINUED)

    The Company has a loan receivable from Tricob with a balance of approximately $326,000 and $407,000 as of August 31, 1996 and 1995, respectively. Interest on the loan accrues at 6.35% and amounted to approximately $25,000, $27,000 and $29,000 in 1996, 1995 and 1994 respectively.
The loan matures in October 2003.

    The Company is a guarantor for debts of Tricob amounting to approximately $3.3 million at August 31, 1996 with final maturity in March 1999 and secured by real property. Tricob and the Company have cross-default commitments.

STOCKHOLDERS

    The Company leases office and warehouse facilities from a member of the Cobb family. The related rent expense amounted to approximately $274,000, $233,000 and $509,000 in 1996, 1995 and 1994, respectively. The amount payable at August 31, 1996 and 1995, under these leases amounted to $23,000 and $22,000, respectively.

SIPSEY RIVER, INC.

    The Company has an agreement with Sipsey River, Inc., a corporation owned by a member of the Cobb family, to provide aircraft services. The fee for such services amounted to approximately $440,000, $335,000 and $238,000 in 1996, 1995 and 1994, respectively. The amount prepaid under this agreement amounted to $37,000 at August 31, 1996 and $12,000 at August 31, 1995.

NOTE 3 - PROPERTY AND EQUIPMENT

    Property and equipment consists of:                   1996           1995
                                                          ----           ----
                                                            (In thousands)
    Land ...........................................  $   5,161      $   5,161
    Buildings and leasehold improvements ...........     29,401         28,681
    Fixtures and equipment .........................     43,425         42,891
    Construction in progress .......................        774            331
    Capital leases .................................      2,169          2,083
    Other assets ...................................        300            302
                                                        -------       --------
                                                         81,230         79,449
    Less accumulated depreciation ..................     29,926         25,527
                                                        -------       --------
                                                       $ 51,304      $  53,922
                                                        =======       ========

    Interest of approximately $20,000, $131,000 and $106,700 has been capitalized in 1996, 1995 and 1994, respectively.

NOTE 4 - INTANGIBLE ASSETS

    Intangible assets consist of:                         1996           1995
                                                          ----           ----
                                                             (In thousands)
    Excess of purchase price over the fair value
      of net assets acquired.....................     $     503      $     503
    Concession rights ...........................            --          3,571
    Debt issue costs ............................         2,303            486
                                                        -------       --------
                                                          2,806          4,560
    Less accumulated amortization ...............           397          3,502
                                                        -------       --------
                                                      $   2,409      $   1,058
                                                        =======       ========


    Amortization expense totaled approximately $686,000, $751,000 and $805,000 for 1996, 1995 and 1994, respectively.

                                   R. C. COBB, INC.
                      NOTES TO FINANCIAL STATEMENTS-(CONTINUED)

NOTE 5  OTHER ASSETS AND LIABILITIES

         Other assets and liabilities consist of the following:
                                                       1996       1995
                                                       ----       ----
                                                        (In thousands)
Other current assets:
    Due from related parties ....................     $    42   $ 2,225
    Inventory ...................................         742       744
    Refundable income taxes .....................       1,222       530
    Prepaid and other assets ....................       1,687     1,786
                                                       ------    ------
                                                      $ 3,693   $ 5,285
                                                       ======    ======
Other assets:
    Deferred income tax benefit .................     $    --   $   124
    Due from related parties, non-current .......         326       356
    Cash value of life insurance, net ...........       1,120       915
    Other assets.................................          93        89
                                                       ------    ------
                                                      $ 1,539   $ 1,484
                                                       ======    ======

Accrued expenses and other liabilities:
    Due to related parties .......................    $    18   $   126
    Accrued liabilities ..........................      3,293     3,066
    Income taxes payable .........................         --       821
    Deferred income ..............................        741     1,126
                                                       ------    ------
                                                      $ 4,052   $ 5,139
                                                       ======    ======
Other long term liabilities:
    Deferred rent ................................    $ 2,782   $ 2,556
    Deferred income tax liabilities ..............      2,118     1,886
                                                       ------    ------
                                                      $ 4,900   $ 4,442
                                                       ======    ======

NOTE 6  LONG TERM DEBT

NEW FINANCING

    On March 6, 1996, the Company's parent, Cobb Theatres, L.L.C. issued $85 million of 10 5/8% Senior Secured Notes (the "Senior Secured Notes") due March 1, 2003. Interest on the Senior Secured Notes is due semi-annually on September 1 and March 1. At August 31, 1996, approximately $42.2 million of the proceeds of the issuance was loaned by its parent to the Company to repay existing debt as of that date, and to provide funds for general corporate purposes, including funding working capital and development of additional theatres. The terms of the loans to the Company correspond with the terms of the Senior Secured Notes. Prepayment fees and the write off of deferred loan costs assocaited with the previous debt resulted in an extraordinary loss of $445,000, net of income tax benefit of $261,000.

    Concurrently with the issuance of the Senior Secured Notes, Cobb Theatres, L.L.C. entered into a $25 million bank credit facility ("the New Credit
Facility").   The New Credit Facility is comprised of a $12.5 million senior secured seasonal revolver available for working capital purposes and a $12.5 million senior secured reducing revolver available for future capital expenditures. The New Credit Facility has a final maturity date of November 30, 2000. However, availability under the reducing revolver will be permanently reduced by set amounts beginning February 28, 1998. Access to the availability under the New Credit Facility is dependent upon the achievement by Cobb Theatres, L.L.C. of certain financial ratios. Cobb Theatres, L.L.C. will lend funds obtained through the facility to the Company as such needs arise.

    At the option of Cobb Theatres, L.L.C., the interest rates per annum applicable to the New Credit Facility will be a fluctuating rate of interest measured by reference to either: (a) an adjusted London inter-bank

                                   R. C. COBB, INC.
                      NOTES TO FINANCIAL STATEMENTS-(CONTINUED)

offered rate ("LIBOR") plus borrowing margin or (b) the base rate of the Agent for the New Credit Facility (the "Base Rate") (which is based on the higher of the Agent's published prime rate or overnight federal funds rate plus 0.50%) plus a borrowing margin. The applicable borrowing margin for such loans will vary, based on Cobb Theatres, L.L.C.'s ratio of net debt to EBITDA from 1.625% to 3.125% with respect to LIBOR borrowings and from 0.375% to 1.875% with respect to Base Rate borrowings.

    In connection with the New Credit Facility, the Company has agreed to pay commitment fees in respect of the facilities based on the unused portion of the New Credit Facility.

    The Senior Secured Notes and the New Credit Facility are secured on an equal and ratable basis by a first pledge of the equity interests of the Company and Cobb II, all intercompany notes and a security interest in all of the assets (other than real property) of the Company and Cobb II.

    The New Credit Facility contains covenants that, among other things, restrict the ability of Cobb Theatres, L.L.C. and the Company to incur additional debt, create certain liens, make certain investments (including certain capital expenditures), pay dividends or make other distributions, sell assets of Cobb Theatres, L.L.C. or its subsidiaries, issue or sell equity interests of Cobb Theatres, L.L.C.'s subsidiaries or enter into certain mergers or consolidations. Under the New Credit Facility, Cobb Theatres, L.L.C. will be required to comply with specified financial ratios, including maximum net debt to EBITDA and minimum interest coverage and fixed charge coverage ratios.

    Cobb Theatres, L.L.C. was in compliance with all financial covenants as of August 31, 1996.

    The fair value of the Company's long term debt as of August 31, 1996 was $43,777,000 based on the quoted market price of the Senior Secured Notes.

PREVIOUS FINANCING

         Long term debt, all of which has been paid as a result of the Company's new financing, consisted of the following as of August 31, 1995 (in thousands):

         Senior term bank loan  ................      $   23,750
         Various other bank notes...............           8,335
                                                         -------
                                                          32,085
         Less current installments..............           2,069
                                                         -------
                                                      $   30,016
                                                         =======

    In addition, the Company had an $8.0 million seasonal working capital revolver of which the Company had $6.7 million outstanding at August 31, 1995. As of August 31, 1995, the borrowing rate was approximately 10.25% on the senior term loan and the seasonal working capital revolver.

    The Company had a two year interest rate swap agreement having a notional principal amount of $10.0 million which matured in June 1995. The agreement effectively fixed the interest rate on a portion of the variable rate senior term loan at 4.38%. The Company received approximately $109,000 of income related to the interest rate swap to offset interest expense in 1995. The Company incurred approximately $60,000 of additional expense in 1994 related to the interest rate swap. The Company has had no involvement with other derivatives in the past, with the exception of basic swaps to convert variable rate debt to fixed rate debt, and has no specific plans to use derivative products in the foreseeable future.

                                   R. C. COBB, INC.
                      NOTES TO FINANCIAL STATEMENTS-(CONTINUED)

NOTE 7  LEASES

 CAPITAL LEASES

    The Company is obligated under various capital leases that expire during the next four years for equipment with a net book value of approximately $1.9 million.

    Future minimum lease payments and the present value of future minimum lease payments under equipment capital leases as of August 31, 1996 are as follows (in thousands):

    1997 ..........................................................  $   401
    1998 ..........................................................      401
    1999 ..........................................................      399
    2000 ..........................................................      909
                                                                       -----
      Total .......................................................    2,110
    Less amount representing interest  (approximating  8.01%) .....      303
                                                                       -----
      Present value of future minimum capital lease payment .......    1,807
    Less current portion ..........................................      275
                                                                       -----
      Obligation under capital leases, excluding current portion ..  $ 1,532
                                                                       =====

OPERATING LEASES

    The majority of the Company's operations are conducted in premises occupied under operating lease agreements with base terms ranging generally from 15 to 20 years, with certain leases containing options, primarily in 5 year increments, to extend up to an additional 30 years. The leases provide for fixed rentals and/or contingent rentals based on revenues. The majority of the leases provide that the Company will pay substantially all taxes, maintenance, insurance and certain other operating expenses. The Company guarantees all of the operating leases of Cobb II.

    Future minimum lease payments under these operating leases are as follows (in thousands):

    Fiscal Year:
    1997 .......................................................     $ 13,980
    1998 .......................................................       14,115
    1999 .......................................................       13,643
    2000 .......................................................       13,302
    2001 .......................................................       12,812
    Thereafter .................................................       68,169
                                                                      -------
                                                                     $136,021
                                                                      =======

    Total rent expense for theatre facility operating leases for 1996, 1995 and 1994 was approximately $12.9 million, $13.5 million and $13.9 million, respectively. Sublease payments received were approximately $159,000, $164,000 and $201,000 in 1996, 1995 and 1994, respectively.

    The Company records rent expense on a straight-line basis over the term of the lease. Long term liabilities include deferred rent of $2,782,000 and $2,556,000 as of August 31, 1996 and 1995, respectively, representing pro rata future miminum rental payments for leases with scheduled rent increases.

                                   R. C. COBB, INC.
                      NOTES TO FINANCIAL STATEMENTS-(CONTINUED)


NOTE 8  NON-RECURRING CHARGES

    In 1995, approximately $305,000 of expenses were incurred due to an unconsummated financing transaction.

NOTE 9  INCOME TAXES
    Income tax expense (benefit) in the statement of operations for the years ending August 31, 1996, 1995 and 1994 is as follows:

                                                   1996       1995      1994
                                                   ----       ----      ----
                                                         (In thousands)
Current
     Federal .................................    $  99     $  503   $ 1,351
     State ...................................       17         75       236
                                                  -----     ------   -------
                                                    116        578     1,587
                                                  -----     ------   -------
Deferred
     Federal .................................      326        288        49
     State ...................................       29         26        (5)
                                                  -----     ------   -------
                                                    355        314        44
                                                  -----     ------   -------
Total income tax expense .....................      471        892     1,631

     Tax benefit of extraordinary loss .......     (261)         -         -
                                                  -----     ------   -------
Income tax expense before
         extraordinary loss...................    $ 732     $  892    $1,631
                                                  -----     ------   -------
                                                  -----     ------   -------

    The difference between the effective rate and the U.S. federal income tax statutory rate is as follows:

                                                        1996           1995              1994
                                                        ----           ----              ----
                                                              (Dollars in thousands)
Tax at statutory rate  ...........................   $ 446    34%   $ 967    34%    $ 1,463    34%
Add (subtract) tax effect of:
     State income tax, net of federal benefit.....      40     3       75     3         152     4
     Utilization of tax credits ..................      --    --       --    --         (24)   (1)
     Effect of amended returns ..................       --    --      (41)   (2)         --    --
     Other .......................................     (15)   (1)    (109)   (4)         40     1
                                                     -----   ----   -----   ----    -------   ----
                                                     $ 471    36%   $ 892    31%    $ 1,631    38%
                                                     -----   ----   -----   ----    -------   ----
                                                     -----   ----   -----   ----    -------   ----

    The significant components of deferred income tax assets (liabilities) at August 31, 1996 and 1995 are as follows:

                                                         1996           1995
                                                         ----           ----
                                                           (In thousands)
     Accrued liabilities ............................    $  1,030     $    945
     Amortization ...................................          43          509
     Depreciation ...................................      (4,168)      (3,960)
     Tax operating lease.............................         653          744
     Net operating loss..............................          25           --
     AMT credit carryforward ........................         299           --
                                                         --------    ---------
       Non-current deferred income tax liability ....    $ (2,118)   $  (1,762)
                                                         --------    ---------
                                                         --------    ---------

                                   R. C. COBB, INC.
                      NOTES TO FINANCIAL STATEMENTS-(CONTINUED)

NOTE 10  EMPLOYEE BENEFIT PLAN

    The Company sponsors a defined contribution 401(k) plan covering all full-time employees who have six months of service and are age 21 or older. The Company may elect to match a portion of the participant's elective deferral. Company contributions amounted to approximately $155,000, $0 and $129,000 in 1996, 1995 and 1994, respectively.

NOTE 11  COMMITMENTS AND CONTINGENCIES

    The Company is a party to various legal proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial position or results of operation of the Company.

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Cobb Theatres II, Inc.

We have audited the accompanying balance sheets of Cobb Theatres II, Inc. as of August 31, 1996 and 1995, and the related statements of operations, stockholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cobb Theatres II, Inc. at August 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                   /s/Ernst & Young LLP


Birmingham, Alabama
October 23, 1996

          REPORT OF INDEPENDENT AUDITORS


Board of Directors
Cobb Theatres II, Inc.


    We have audited the accompanying statements of operations, stockholder's equity and cash flows of Cobb Theatres II, Inc. for the 195 day period from inception (February 18, 1994) to August 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Cobb Theatres II, Inc. and its cash flows for the initial period ended August 31, 1994 in conformity with generally accepted accounting principles.


                                                  LaRocca & Co., P.C.


Birmingham, Alabama
November 15, 1994

                                COBB THEATRES II, INC.
                                    BALANCE SHEETS
                                    (IN THOUSANDS)

                                                               August 31,
                                                         ---------------------
                                                            1996        1995
                                                            ----        ----
   ASSETS
Current assets:
  Cash and equivalents                                $      363  $      264
  Receivables                                                131          85
  Other current assets                                       650         483
                                                         -------     -------
    Total current assets                                   1,144         832

Property and equipment, net                               28,379      21,505
Intangible assets, net                                    13,778      13,265
Other assets                                               2,433       1,245
                                                         -------     -------
    Total assets                                      $   45,734  $   36,847
                                                         -------     -------
                                                         -------     -------

   LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                  $      1,280  $    1,910
  Acc.rued film rentals                                    1,468       1,070
  Accrued interest payable                                 2,421           7
  Accrued expenses and other liabilities                     783       2,832
  Revolving line of credit                                   -         3,000
                                                         -------     -------
    Total current liabilities                              5,952       8,819

Long-term debt                                            42,696      28,950
Other long-term liabilities                                   26          26
                                                         -------     -------
    Total liabilities                                     48,674      37,795
Commitments and contingencies

Stockholder's equity:
  Common stock, $.01 par value; authorized 1 million shares;
    issued and outstanding 1,000 shares.                                   -
  Additional paid-in capital                               1,001       1,001
  Retained eamings (deficit)                              (3,941)    ( 1,949)
                                                         -------     -------
    Total stockholder's equity (deficit)                  (2,940)       (948)
                                                         -------     -------

    Total liabilities and stockholder's equity        $   45,734  $   36,847
                                                         -------     -------
                                                         -------     -------

                   See accompanying notes to financial statements.

                              COBB THEATRES II, INC.
                              STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS)

                                                                Inception date
                                  Year Ended      Year Ended       through
                                  August 31,      August 31,      August 31,
                                     1996            1995            1994
                                 ----------       ----------    --------------

Revenues:
  Theatre admissions               $18,388          $12,652         $5,746
  Concessions                        7,064            4,367          1,999
  Other                                616              397             70
     Total Revenues                -------         --------        -------
                                    26,068           17,416          7,815

Costs of revenues:
  Film rental                        9,464            6,669          3,107
  Concession                         1,172              691            303
                                   -------          -------        -------
     Total cost of revenues         10,636            7,360          3,410
                                   -------          -------        -------

     Gross profit                   15,432           10,056          4,405


Operating expenses:
  Advertising                          812              657            189
  Payroll and related costs          2,976            1,945            802
  Occupancy                          5,151            3,666          1,244
  Repairs and maintenance              251              159             69
  General and administrative           823              506            230
  Depreciation and amortization      3,004            2,219            842
  Other                                977              636            288
                                   -------          -------        -------
     Total operating expenses       13,994            9,788          3,664
                                   -------          -------        -------

     Operating income                1,438              268            741
                                   -------          -------        -------

Other income (deductions):
  Interest  expense                (3,689)          (1,918)          (671)
  Interest income                     -                 13             11
  Loss from disposition of assets     (54)             -              -
  Non-recurring charge (Note 8)       -               (876)           -
  Loan guarantee fee                 (347)            (236)          (420)
                                   -------          -------        -------
                                   (4,090)          (3,017)        (1,080)
                                   -------          -------        -------

  Loss before income taxes
    and extraordinary item         (2,652)          (2,749)          (339)
  Income tax (benefit)               (966)          (1,014)          (125)
                                   -------          -------        -------

  Loss before extraordinary
    item                           (1,686)          (1,735)          (214)
  Extraordinary item - Loss on
    extinguishment of debt
    (net of income tax of $180)      (306)               -              -
                                   -------          -------        -------
     Net loss                     $(1,992)         $(1,735)         $(214)
                                   -------          -------        -------
                                   -------          -------        -------



                    See accompanying notes to financial statements.

                                COBB THEATRES II, INC.
                         STATEMENTS OF STOCKHOLDER'S EQUITY
                                    (IN THOUSANDS)

                                           Additional   Retained      Total
                                Common      Paid-in     Earnings   Stockholder's
                                 Stock      Capital    (Deficit)      Equity
                               -------    ----------  -----------  -----------

Issuance of 1,000 shares
of common stock                $  -         $  -      $      -      $    -

Contribution of additional
paid-in capital                   -           1,001          -         1,001
Net loss                          -            -           (214)        (214)
                               ------       -------     --------      -------
Balance as of
 August 31, 1994                  -           1,001        (214)         787
Net loss                          -            -         (1,735)      (1,735)
                               ------       -------     --------      -------
Balance as of
August 31, 1995                   -           1,001      (1,949)        (948)
Net loss                          -            -         (1,992)      (1,992)
                               ------       -------     --------      -------
Balance as of
August 31, 1996                $  -         $ 1,001   $  (3,941)    $ (2,940)
                               ------       -------     --------      -------
                               ------       -------     --------      -------


                   See accompanying notes to financial statements.


                                                           COBB THEATRES II, INC.
                                                          STATEMENTS OF CASH FLOWS
                                                               (IN THOUSANDS)

                                                                                                         Inception date
                                                                          Year Ended      Year Ended        through
                                                                          August 31,       August 31,      August 3l,
                                                                             1996            1995             1994
                                                                        --------------   ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Netloss                                                                 $     (1,992)   $    (1,735)      $     (214)
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation and amortization                                              3,004          2,219              842
    (Gain) loss on asset dispositions                                             54            -                -
    Provision for deferred income taxes                                         (966)        (1,014)            (125)
    Extraordinary loss on debt extinguishment                                    306            -                -
(Increase) decrease in assets:
    Receivables                                                                  (46)           (53)             (33)
    Other assets                                                                (167)          (275)            (561)
Increase (decrease) in liabilities:
    Accounts payable                                                            (630)         1,277              633
    Accrued film rental                                                          398           (217)           2,073
    Accrued interest payable                                                   2,414           (387)             394
    Accrued expenses and other liabilities                                    (2,049)         2,400             (327)
                                                                        ------------    -----------       ----------
    Total adjustments                                                          2,318          3,950            2,896
                                                                        ------------    -----------       ----------
    Net cash provided by operating activities                                    326          2,215            2,682
                                                                        ------------    -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition                                                             -              -            (22,000)
Additions to.property and equipment                                          (11,253)        (4,015)            (243)
Purchase of land for construction of theatres                                    -           (6,509)             -
Construction in progress                                                       2,757         (4,205)            (612)
Other                                                                           (180)           -                -
                                                                        ------------    -----------       ----------
    Net cash used in investing activities                                     (8,676)       (14,729)         (22,855)
                                                                        ------------    -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior secured notes                                            42,697            -                -
Proceeds from senior subordinated notes                                        5,000            -                -
Payments on senior subordinated notes                                         (5,000)           -                -
Con tibution of additional paid-in capital                                       -              -              1,001
Proceeds (payments) on long-term bank debt, net                              (28,950)         7,950           21,000
Proceeds (payments) on revolving line of credit                               (3,000)         3,000              -
Capitalized debt issue costs                                                  (2,036)           -                -
Debt prepayment fees                                                            (262)           -                -
                                                                        ------------    -----------       ----------
    Net cash provided by financing activities                                  8,449         10,950           22,001
                                                                        ------------    -----------       ----------

Net increase (decrease) in cash and equivalents                                   99         (1,564)           1,828
Cash and equivalents - beginning of year                                         264          1,828              -
                                                                        ------------    -----------       ----------
Cash and equivalents - end of year                                      $        363    $       264       $    1,828
                                                                        ------------    -----------       ----------
                                                                        ------------    -----------       ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for: Interest                                                 $      1,980    $     2,305       $      277
                                                                        ------------    -----------       ----------
                                                                        ------------    -----------       ----------

                                See accompanying notes to financial statements.

                                COBB THEATRES II, INC.
                            NOTES TO FINANCIAL STATEMENTS


NOTE 1  THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

    Cobb Theatres II, Inc. (the "Company") is engaged in the operation and management of multi-screen motion picture theatres and currently operates in Florida. The Company was incorporated on February 18, 1994 (the inception date), therefore, the 1994 operating results are for the 195 day period ended August 31, 1994.

    On March 6, 1996, Cobb Theatres, L.L.C. acquired the outstanding equity of the Company and of R.C. Cobb, Inc., a corporation affiliated through common ownership and management. The Cobb family, as members, own all of the equity interest of Cobb Theatres, L.L.C.

    In March 1994, the Company purchased certain assets, consisting of 8 multiplex theatres, and assumed the Florida theatre facility operating lease obligations of Theatre Acquisitions, L.P. d/b/a Wometco Theatres. The Company paid $22 million in cash which was financed through bank debt.

    The acquisition has been recorded using the purchase method of accounting and the results of operations of the purchased theatres have been included in the Company's results of operations since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $7.6 million is amortized over the term (including all renewal options) of the underlying facility leases.

    The following summarizes the unaudited pro forma results of operations assuming the acquisition of the purchased theatres occurred at the beginning of fiscal 1994. This pro forma summary does not necessarily reflect what the results of operations would have been had the acquisition occurred on September 1, 1993.

                                                      Year Ended
                                                    AUGUST 31, 1994
                                                    ---------------
                                                    (In thousands)
    Revenues........................................    $ 17,380
    Net loss........................................        (823)

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

REVENUES AND FILM RENTAL COSTS

    Revenues are recognized when admission and concession sales are received at the theatres. Film rental costs are accrued based on the applicable box office receipts and the terms of the film licenses.

    CASH AND EQUIVALENTS

    The Company considers all temporary cash investments with original maturities of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Expenditures for additions (including interest during construction), major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged to expense as incurred. Property and equipment under capital leases are stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value at the inception of the lease.

                                COBB THEATRES II, INC.
                      NOTES TO FINANCIAL STATEMENTS-(CONTINUED)

    The Company uses the straight-line method in computing depreciation and amortization over the estimated useful lives of assets as follows:

    Buildings and improvements...................20 to 30 years
    Fixtures and equipment....................... 5 to 15 years
    Leasehold improvements.......................10 to 20 years

    Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset.

INTANGIBLE ASSETS

    Intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. A noncompete agreement is amortized over its five year term. Excess of purchase price over the fair value of net assets acquired is amortized over the term (including all renewal options) of the underlying facility leases for periods of 19 to 35 years. Favorable lease terms are amortized over the term (excluding renewal options) of the underlying facility leases for periods of 4 to 19 years. Debt issue costs are those costs associated with the issuance of the Senior Secured Notes that will be amortized over the term of the notes which are due March 1, 2003. The carrying values of intangible assets are reviewed if the facts and circumstances suggest that they may be impaired. If this review is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

INCOME TAXES

    For financial statement purposes, income taxes are calculated in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), ACCOUNTING FOR INCOME TAXES. The statement requires that deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

FINANCIAL INSTRUMENTS AND HEDGING

    The Company uses interest rate swap agreements to manage interest costs and risks associated with changing interest rates. The Company designates interest rate swaps as hedges of specific debt instruments and the differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an adjustment to interest expense. Counterparties to the interest rate swap contracts are major financial institutions and credit loss from counterparty non-performance is not anticipated. The Company does not enter into financial instruments for trading purposes.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    At August 31, 1996 and 1995, the carrying value of financial instruments approximate their fair value unless otherwise indicated.

PRESENTATION

    Certain amounts have been reclassified in prior period financial statements to conform with the current year presentation.

                                COBB THEATRES II, INC.
                      NOTES TO FINANCIAL STATEMENTS-(CONTINUED)

NOTE 2  RELATED PARTY TRANSACTIONS

R.C. COBB, INC.
    As of March 6, 1996 the Company and R.C. Cobb, Inc. are both operating subsidiaries of Cobb Theatres, L.L.C. Prior to that date both companies were owned by members of the Cobb family. During 1994, the Company entered into an agreement to receive supervisory and support services from R.C. Cobb, Inc. Fees incurred relating to this agreement amounted to approximately $736,000, $506,000 and $230,000 in 1996, 1995 and 1994, respectively.

    R.C. Cobb, Inc. guarantees and cross-collateralizes the debt of the Company which had an outstanding balance of $42.7 million and $32.0 million as of August 31, 1996 and 1995, respectively. Guarantee fees amounted to approximately $347,000, $236,000 and $420,000 in 1996, 1995 and 1994, respectively. The debts of both companies are subject to cross default provisions. As of August 31, 1996 and 1995, the Company owed R.C. Cobb, Inc. approximately $0 and $2.2 million, respectively.

NOTE 3  PROPERTY AND EQUIPMENT

    Property and equipment consists of:                    1996        1995
                                                           ----        ----
                                                            (In thousands)
    Land .............................................     $6,526    $6,509
    Buildings and leasehold improvements .............      9,516     1,747
    Fixtures and equipment ...........................     13,145     9,734
    Construction in progress .........................      2,059     4,816
    Other assets .....................................        130        77
                                                          -------   -------
                                                           31,376    22,883
    Less accumulated depreciation ....................      2,997     1,378
                                                          -------   -------
                                                          $28,379   $21,505
                                                          -------   -------
                                                          -------   -------

   Interest of approximately $705,000, $216,000 and $6,300 has been capitalized in 1996, 1995 and 1994, respectively.

NOTE 4  INTANGIBLE ASSETS

    Intangible assets consist of:

                                                            1996       1995
                                                            ----       ----
                                                            (In thousands)
    Excess of purchase price over the fair value of
    net assets acquired ..............................   $  7,600   $ 7,600
    Noncompete agreement .............................      1,800     1,800
    Favorable lease terms ............................      5,300     5,300
    Debt issue costs .................................      2,036       248
                                                          -------   -------
                                                           16,736    14,948
    Less accumulated amortization ....................      2,958     1,683
                                                          -------   -------
                                                         $ 13,778  $ 13,265
                                                          -------   -------
                                                          -------   -------

    Amortization expense totaled approximately $1.4 million, $1.2 million and $0.5 million for 1996, 1995 and 1994, respectively.

                                COBB THEATRES II, INC.
                      NOTES TO FINANCIAL STATEMENTS-(CONTINUED)

NOTE 5  OTHER ASSETS AND LIABILITIES

    Other assets and liabilities consist of the following:

                                                               1996      1995
                                                               ----      ----
                                                               (In thousands)
Other current assets:
    Due from related parties .........................     $    --   $    25
    Inventory ........................................         135        73
    Prepaid and other assets .........................         515       385
                                                            ------    ------
                                                           $   650   $   483
                                                            ------    ------
                                                            ------    ------
Other assets:
    Deposits .........................................     $   148   $   105
    Deferred income tax benefits .....................       2,285     1,140
                                                            ------    ------
                                                           $ 2,433   $ 1,245
                                                            ------    ------
                                                            ------    ------
Accrued expenses and other liabilities:
    Due to related parties ...........................     $    --   $ 2,211
    Accrued liabilities ..............................         684       482
    Deferred income ..................................          99       139
                                                            ------    ------
                                                           $   783   $ 2,832
                                                            ------    ------
                                                            ------    ------

NOTE 6  LONG TERM DEBT

NEW FINANCING

    On March 6, 1996, the Company's parent, Cobb Theatres, L.L.C. issued $85 million of 10 5/8% Senior Secured Notes due March 1, 2003. Interest on the Senior Secured Notes is due semi-annually on September 1 and March 1. At August 31, 1996, approximately $42.7 million of the proceeds of the issuance was loaned by its parent to the Company to repay existing debt as of that date and to provide funds for general corporate purposes, including funding working capital and development of additional theatres. The terms of the loans to the Company correspond with the terms of the Senior Secured Notes. Prepayment fees and the write off of deferred loan costs associated with the previous debt resulted in an extraordinary loss of $306,000, net of income tax benefit of $180,000.

    Concurrent with the issuance of the Senior Secured Notes, Cobb Theatres, L.L.C. entered into a new $25 million bank credit facility ("the New Credit Facility"). The New Credit Facility is comprised of a $12.5 million senior secured seasonal revolver available for working capital purposes and a $12.5 million senior secured reducing revolver available for future capital expenditures. The New Credit Facility has a final maturity date of November 30, 2000. However, availability under the reducing revolver will be permanently reduced by set amounts beginning February 28, 1998. Access to the availability under the New Credit Facility will be dependent upon the achievement by Cobb Theatres, L.L.C of certain financial ratios. Cobb Theatres, L.L.C. will lend funds obtained through the facility to the Company as such needs arise.

    At the option of Cobb Theatres, L.L.C., the interest rates per annum applicable to the New Credit Facility will be a fluctuating rate of interest measured by reference to either: (a) an adjusted London inter-bank offered rate ("LIBOR") plus borrowing margin or (b) the base rate of the Agent for the New Credit Facility (the "Base Rate") (which is based on the higher of the Agent's published prime rate or overnight federal funds rate plus 0.50%) plus a borrowing margin. The applicable borrowing margin for such loans will vary, based on Cobb Theatres, L.L.C.'s ratio of net debt to EBITDA from 1.625% to 3.125% with respect to LIBOR borrowings and from 0.375% to 1.875% with respect to Base Rate borrowings.

    In connection with the New Credit Facility, the Company has agreed to pay commitment fees in respect of the facilities based on the unused portion of the New Credit Facility.

                                COBB THEATRES II, INC.
                      NOTES TO FINANCIAL STATEMENTS-(CONTINUED)

    The Senior Secured Notes and the New Credit Facility are secured on an equal and ratable basis by a first pledge of the equity interests of the Company and R.C. Cobb, Inc., all intercompany notes and a security interest in all of the assets (other than real property) of the Company and R.C. Cobb, Inc.

    The New Credit Facility contains covenants that, among other things, restrict the ability of Cobb Theatres, L.L.C. and the Company to incur additional debt, create certain liens, make certain investments (including certain capital expenditures), pay dividends or make other distributions, sell assets of Cobb Theatres, L.L.C. or its subsidiaries, issue or sell equity interests of Cobb Theatres, L.L.C.'s subsidiaries or enter into certain mergers or consolidations. Under the New Credit Facility, Cobb Theatres, L.L.C. will be required to comply with specified financial ratios, including maximum net debt to EBITDA and minimum interest coverage and fixed charge coverage ratios.

    Cobb Theatres, L.L.C. was in compliance with all financial covenants as of August 31, 1996.

         The fair value of the Company's long term debt as of August 31, 1996 was $ 44,198,000 based on the quoted market price of the Senior Secured Notes.

PREVIOUS FINANCING

         Long term debt as of August 31, 1995, all of which has been paid as a result of the Company's new financing, consisted of senior term loans payable to banks and amounted to approximately $29.0 million.

    The Company also had a $3.0 million seasonal working capital revolver outstanding at August 31, 1995. The borrowing rate was approximately 10.25% on the senior term loans and the seasonal working capital revolver as of August 31, 1995.
 .
    The Company had one interest rate swap agreement with a $12.0 million notional amount which matured in May 1996. The sole purpose of the swap was to convert a portion of the Company's variable rate senior term debt to fixed rate. This debt was repaid as of March 6, 1996 as a result of the issuance of the Senior Secured Notes. The swap contract no longer qualified for hedge accounting treatment for the two months prior to maturity at a cost of approximately $20,000 per month. The Company has had no involvement with other derivatives in the past, with the exception of basic swaps to convert variable rate debt to fixed rate debt, and has no specific plans to use derivative products in the foreseeable future.

NOTE 7  LEASES

    The majority of the Company's operations are conducted in premises occupied under operating lease agreements with base terms ranging generally from 15 to 20 years, with certain leases containing options, primarily in 5 year increments, to extend up to an additional 30 years. The leases provide for fixed rentals and/or contingent rentals based on revenues. The majority of the leases provide that the Company will pay substantially all taxes, maintenance, insurance and certain other operating expenses. R. C.Cobb, Inc. guarantees all of the operating leases of the Company.

                                COBB THEATRES II, INC.
                      NOTES TO FINANCIAL STATEMENTS-(CONTINUED)

Future minimum lease payments under these operating leases are as follows (in thousands):

    1997 .....................................        $5,111
    1998 .....................................         5,263
    1999 .....................................         5,127
    2000 .....................................         5,092
    2001 .....................................         4,803
    Thereafter ...............................        57,459
                                                      ------
                                                     $82,855
                                                     -------
                                                     -------

    Total rent expense for theatre facility operating leases for 1996, 1995 and 1994, was approximately $3.1 million, $2.3 million and $0.9 million, respectively. Contingent rentals were approximately $118,000 and $52,000 in 1996 and 1995 respectively. The Company has entered into a lease agreement for a location to open within three months subsequent to August 31, 1996 which has total minimum lease payments amounting to approximately $22.7 million which are included in the future minimum lease payments schedule above.

    The Company records rent expense on a straight-line basis over the term of the lease. Long term liabilities include deferred rent of $26,000 as of August 31, 1996 and 1995, representing pro rata future minimum rental payments for leases with scheduled rent increases.

NOTE 8  NON-RECURRING CHARGES

    In 1995, approximately $876,000 of non-recurring expenses were incurred due to an unconsummated financing transaction.

NOTE 9  INCOME TAXES

    Income tax expense (benefit) in the statement of operations for the years ended August 31, 1996, 1995 and 1994 is as follows:

                                        1996           1995           1994
                                        ----           ----           ----
                                                 (In thousands)
    Deferred
      Federal ........................   $(1,067)       $  (932)       $  (115)
      State ..........................       (79)           (82)           (10)
                                         --------       --------       --------
Total income tax expense (benefit)....    (1,146)        (1,014)          (125)

    Tax benefit of extraordinary loss.      (180)            --             --
                                         --------       --------       --------
Income tax expense (benefit) before
        extraordinary loss............   $  (966)       $(1,014)       $  (125)
                                         --------       --------       --------
                                         --------       --------       --------

    The difference between the effective rate and the U. S. federal income tax statutory rate is as follows:

                                                        1996                 1995                    1994
                                                 ------------------   --------------------    -------------------
                                                                     (Dollars in thousands)
Tax at statutory rate..........................   $(1,067)     34%     $  (935)     (34)%      $(116)      (34)%
Add (subtract) tax effect of:
     State income tax, net of federal benefit..       (79)      3          (81)      (3)         (10)       (3)
     Other.....................................         -       -            2         -           1          -
                                                  --------     ---     --------     -----      ------      -----
                                                  $(1,146)     37%     $(1,014)     (37)%      $(125)      (37)%
                                                  --------     ---     --------     -----      ------      -----
                                                  --------     ---     --------     -----      ------      -----

                                COBB THEATRES II, INC.
                      NOTES TO FINANCIAL STATEMENTS-(CONTINUED)

    The significant components of deferred income tax assets at August 31, 1996 and 1995 are as follows:
                                                 1996      1995
                                                 ----      ----
                                                 (In thousands)
    Accrued liabilities.....................    $  -      $  11
    Amortization.............. .............      354       207
    Depreciation............................     (981)     (560)
    Net operating loss carryforward.........     2,912    1,482
                                                ------   ------
     Non-current deferred income tax asset...   $2,285   $1,140
                                                ======   ======

     The Company has a net operating loss carryforward of approximately
$7.9 million that may be offset against future taxable income. Substantially all of the carryforward expires in 2009 through 2011. The Company has not recorded a valuation allowance related to their deferred tax assets as management considers it more likely than not that available tax strategies and future taxable income will allow the deferred tax assets to be realized.

    NOTE 10  EMPLOYEE BENEFIT PLAN

    The Company sponsors a defined contribution 401(k) plan covering all full-time employees who have six months of service and are age 21 or older. The Company may elect to match a portion of the participant's elective deferral. Company contributions amounted to approximately $7,000, $0, and $4,000 in 1996, 1995 and 1994, respectively.

    NOTE 11  COMMITMENTS AND CONTINGENCIES

         The Company is a party to various legal proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.