Form 10-Q
period 1996-11-30
COBB THEATRES LLC
filed 1997-01-15
CIK 1011152

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                              _________________________

                                      FORM 10-Q

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   --
                         THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended : November 30, 1996

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

                                 COBB THEATRES L.L.C.
                                      FORM 10-Q
                       FOR THE QUARTER ENDED NOVEMBER 30, 1996

                                        INDEX

                                                                PAGE NO.
                                                                --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED STATEMENTS OF OPERATIONS                       3

         CONSOLIDATED BALANCE SHEETS                                 4

         CONSOLIDATED STATEMENTS OF CASH FLOWS                       5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS               8


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                           12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            12

         SIGNATURES                                                  13

                              COBB THEATRES, L.L.C.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                              THREE MONTHS
                                           ENDED NOVEMBER 30,
                                            1996        1995
                                          --------    --------
Revenues:

  Theatre admissions                     $ 15,702    $ 14,887
  Concessions                               6,569       6,107
  Other                                       584         690
                                         --------    --------
     Total revenues                        22,855      21,684

Costs of revenues:
  Film rental                               8,100       7,259
  Concession                                1,066         930
                                         --------    --------
     Total cost of revenues                 9,166       8,189
                                         --------    --------

     Gross profit                          13,689      13,495

Operating expenses:
  Advertising                                 747         699
  Payroll and related costs                 3,324       2,899
  Occupancy                                 6,616       6,161
  Repairs and maintenance                     412         256
  General and administrative                1,638       1,758
  Depreciation and amortization             2,352       2,111
  Other                                       982       1,016
                                         --------    --------
     Total operating expenses              16,071      14,900
                                         --------    --------

     Operating income (loss)               (2,382)     (1,405)
                                         --------    --------

Other income (deductions):
  Interest expense                         (2,205)     (1,866)
  Interest Income                              17          84
  Other                                         -          (4)
                                         --------    --------
                                           (2,188)     (1,786)
                                         --------    --------

Income (loss) before income taxes          (4,570)     (3,191)

Income tax expense (benefit)               (1,668)     (1,165)
                                         --------    --------

     Net income (loss)                   $ (2,902)   $ (2,026)
                                         ========    ========


                See accompanying notes to financial statements.

                              COBB THEATRES, L.L.C.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                NOVEMBER 30,      AUGUST 31,
                                                   1996              1996
                                               ------------     -------------
     ASSETS                                     (unaudited)
Current assets:

  Cash and equivalents                          $   1,442         $  8,073
  Receivables                                         750            1,236
  Other assets                                      5,784            4,343
                                                 --------         --------
     Total current assets                           7,976           13,652

Property and equipment, net                        83,797           79,683
Intangible assets, net                             15,737           16,187
Other assets                                        4,640            3,973
                                                 ========         ========
     Total assets                                $112,150         $113,495
                                                 ========         ========


     LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accounts payable                              $   5,527         $  4,276
  Accrued film rentals                              5,212            4,833
  Accrued interest payable                          2,428            4,759
  Accrued expenses and other liabilities            4,887            4,836
  Revolving line of credit                          2,195                -
  Obligations under capital leases,
    current installments                              275              275
                                                 --------         --------
     Total current liabilities                     20,524           18,979

Long-term debt                                     85,000           85,000
Obligations under capital leases                    1,465            1,532
Other long-term liabilites                          5,006            4,927
                                                 --------         --------
     Total liabilites                             111,995          110,438

Commitments and contingencies

Members' equity                                       155            3,057
                                                 --------         --------

     Total liabilities and members' equity       $112,150         $113,495
                                                 ========         ========




                See accompanying notes to financial statements.

                              COBB THEATRES, L.L.C.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                THREE MONTHS
                                                             ENDED NOVEMBER 30,
                                                              1996        1995
                                                           ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                 $ (2,902)  $  (2,026)
  Adjustments to reconcile net loss to net cash
     used for operating activities:
      Depreciation and amortization                           2,352       2,111
      (Gain) loss on asset dispositions                           -           4
      Provision for deferred income taxes                      (622)        805
  (Increase) decrease in assets:
       Receivables                                              486         148
       Other current assets                                  (1,441)     (1,851)
  Increase (decrease) in liabilities:
       Accounts payable                                       1,251      (2,120)
       Accrued film rental                                      379         814
       Accrued interest payable                              (2,331)         27
       Accrued expenses and other liabilities                    51        (770)
                                                            -------   ---------
            Total adjustments                                   125        (832)
                                                            -------   ---------
             Net cash used for operating
               activities                                    (2,777)     (2,858)
                                                            -------   ---------
CASH FLOWS FROM INVESTING ACTIVITES:
   Additions to property and equipment                       (5,944)     (3,854)
   Other                                                        (38)          6
                                                            -------   ---------
        Net cash used in investing activities                (5,982)     (3,848)
                                                            -------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from senior subordinated notes                      --        10,000
  Proceeds (payments) on long-term bank debt, net              --          (131)
  Proceeds (payments) on revolving line of credit             2,195      (4,000)
  Principal payments under capital lease                        (67)        (61)
                                                            -------   ---------
             Net cash provided by financing
               activities                                     2,128       5,808
                                                            -------   ---------

  Net decrease in cash and equivalents                       (6,631)       (898)
  Cash and equivalents - beginning of period                  8,073       1,241
                                                            =======   =========
  Cash and equivalents - end of period                   $    1,442   $     343
                                                            =======   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for:   Interest                               $    4,661   $   1,782
                                                            =======   =========
                  Income Taxes                           $       --   $      --
                                                            =======   =========




                See accompanying notes to financial statements.

                                COBB THEATRES, L.L.C.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  NOVEMBER 30, 1996
                                     (UNAUDITED)




NOTE 1 - BASIS OF PRESENTATION

Cobb Theatres, L.L.C. (the "Company") is an Alabama limited liability company engaged in the operation and management of multi-screen motion picture theatres.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Due to the seasonal nature of the Company's business, operating results for the three months ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ending August 31, 1997. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended August 31, 1996.

NOTE 2 - EARNINGS PER SHARE

Earnings per share information is not presented as the Company is a limited liability company consisting of members' interests rather than shareholders' interests.

NOTE 3 - LONG TERM DEBT

On March 6, 1996, the Company issued $85 million of 10 5/8% Senior Secured Notes due March 1, 2003. Concurrent with the issuance of the Senior Secured Notes, the Company entered into a $25 million New Credit Facility, led by one of its existing banks. Cobb Finance Corp. and the Company are joint and several obligors with respect to the Senior Secured Notes and the New Credit Facility.

The Senior Secured Notes and the New Credit Facility are fully and unconditionally guaranteed on a joint and several basis by a first pledge of the equity interests of the guarantor subsidiaries of the Company, all intercompany notes and a security interest in all of the assets (other than real property) of the Company's subsidiaries.

NOTE 4 - SUMMARIZED INCOME STATEMENT INFORMATION FOR
         GUARANTOR SUBSIDIARIES


R.C. Cobb, Inc. and Cobb Theatres II, Inc. (the guarantor subsidiaries) along with Cobb Finance Corp. are wholly-owned subsidiaries of the Company and comprise all of the direct subsidiaries of the Company. There are no indirect subsidiaries. Cobb Finance Corp. does not have any substantial operations or assets of any kind.

Summarized income statement information for the Company's guarantor subsidiaries is as follows:

                                                     THREE MONTHS
                                                ENDED NOVEMBER 30, 1996
                                         ------------------------------------
                                             R.C.                 Cobb
                                          Cobb, Inc.        Theatres II, Inc.
                                          ----------       ------------------
                                                  (in thousands)

Total revenues                            $   17,038        $   6,095
Cost of revenues                               6,459            2,707
Operating expenses                             9,216            3,143
General and administrative expenses            1,582               55
Depreciation and amortization                  1,481              872
Operating income (loss)                       (1,700)            (681)
Interest expense, net                          1,165            1,024
Net income (loss)                             (1,819)          (1,083)

Separate financial statements and other disclosures concerning Cobb Finance Corp. and the guarantor subsidiaries are not presented because management has determined that separate disclosures for each of the two operating subsidiaries would not provide any additional information that would be material to investors that is not already presented in the consolidated financial statements.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


   The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the notes thereto included herein.

OVERVIEW

The Company's revenues are generated primarily from admission revenues and concession revenues. Additional revenues are generated by on-screen advertising and electronic video games installed in the lobbies of the Company's theatres. The two major components of admissions revenues are attendance and ticket prices. Attendance is most influenced by the quality of films released by distributors and, to a lesser extent, by expansions into new markets, competition and population growth in the geographic markets. Although the Company's ticket pricing in a particular market may change in response to competition and other factors, the Company's average ticket price has remained relatively stable throughout the periods presented. The Company's principal costs of operations are film rentals, costs of concessions, payroll, occupancy costs, such as theatre rentals, ad valorem taxes and utilities, advertising costs and other expenses, such as insurance.

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of operations:


                                                 Percentage of Total
                                                      Revenues
                                                -----------------------
                                                     Three Months
                                                  Ended November 30,
                                                  1996           1995

Revenues:
Theatre Admissions                               68.7%          68.7%
Concessions                                      28.7%          28.2%
Other                                             2.6%           3.2%
                                           ---------------------------
     Total Revenues                             100.0%         100.0%
Cost of Revenues                                 40.1%          37.8%
                                           ---------------------------
Gross Profit                                     59.9%          62.2%
Other theatre operating costs                    52.9%          50.9%
General and administrative expenses               7.2%           8.1%
Depreciation and amortization                    10.3%           9.7%
                                           ---------------------------
Operating income (loss)                         -10.4%          -6.5%
Interest expense, net                            -9.6%          -8.2%
Net income (loss)                               -12.7%          -9.3%

Other key ratios:
Film rental costs as a percentage of
   admission revenues                            51.6%          48.8%
Cost of concessions as a percentage of
   concession revenues                           16.2%          15.2%

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND NOVEMBER 30, 1995

REVENUES. Revenues increased 5.4% in the three months ended November 30, 1996 (first quarter of fiscal 1997) to $22.9 million from $21.7 million in the three months ended November 30, 1995 (first quarter of fiscal 1996). The increase in revenues is attributable to a 6.4% increase in attendance in the first quarter of fiscal 1997 from the first quarter of fiscal 1996. The increase in attendance resulted from the popularity of films released during the period and from a 3.5% increase in the average screen count. The average ticket price for first-run films decreased 1.1% to $3.54 in the first quarter of fiscal 1997 compared to $3.58 in the first quarter of fiscal 1996. The average first-run concession revenue per patron decreased to $1.56 in the first quarter of fiscal 1997 compared to $1.57 in the first quarter of fiscal 1996. The 5.4% increase in revenues was achieved while 26 screens were closed during the quarter for renovation and expansion.

GROSS PROFIT. Gross profit (consisting of revenues less film rental costs and cost of concessions) increased 1.5% in the first quarter of fiscal 1997 to $13.7 million from $13.5 million in the first quarter of fiscal 1996. This increase is primarily attributable to the 5.4% increase in revenues, partially offset by the increase of 11.6% in film rental expense. Gross profit as a percentage of total revenues (the "gross profit percentage") decreased to 59.9% in the first quarter of fiscal 1997 from 62.2% in the first quarter of fiscal 1996. The decrease in gross profit as a percentage of revenues resulted primarily from an increase in film rental costs as a percentage of theatre admissions from 48.8% to 51.6% and an increase in the cost of concessions as a percentage of concession revenues from 15.2% to 16.2% due to an increased variety of products.

OTHER THEATRE OPERATING COSTS. Other theatre operating costs increased 9.5% in the first quarter of fiscal 1997 to $12.1 million from $11.0 million in the first quarter of fiscal 1996, primarily resulting from the addition of 36 new screens over the past year, an increase in payroll costs per patron and an increase in repairs and maintenance costs during the quarter. Other theatre operating costs as a percentage of revenues increased to 52.9% in the first quarter of fiscal 1997 from 50.9% in the first quarter of fiscal 1996 primarily due to the reasons stated above plus the fact that facility and other costs were incurred on 26 screens which were closed during the quarter for renovation and expansion.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 6.8% in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. General and administrative expenses as a percentage of revenues decreased to 7.2% in the first quarter of fiscal 1997 from 8.1% in the first quarter of fiscal 1996 due to the increase in revenues combined with the decrease in expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 11.4% in the first quarter of fiscal 1997 to $2.4 million from $2.1 million in the first quarter of fiscal 1996. This increase was primarily the result of theatre property additions over the past twelve months.

INTEREST EXPENSE. Interest expense increased 18.2% in the first quarter of fiscal 1997 to $2.2 million from $1.9 million in the first quarter of fiscal 1996. The increase was due to an increase in the average debt outstanding and higher interest rates on a significant portion of the Company's debt in the first quarter of fiscal 1997 versus the first quarter of fiscal 1996.

NET LOSS.   The Company's net loss increased 43.2% in the first quarter  of fiscal 1997 to $2.9 million from $2.0 million in the first quarter of fiscal 1996, primarily resulting from the decrease in the gross profit percentage and the increase in other theatre operating costs and interest expense.

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

Under the terms of the New Credit Facility, $12.5 million was available under the Seasonal Revolver at November 30, 1996 with an outstanding balance of approximately $2.2 million. The Company will have access to the Reducing Revolver once its ratio of net debt to EBITDA is less than (i) 4.5 to 1.0, with respect to the first $7.0 million available under the Reducing Revolver and (ii)
4.25 to 1.0, with respect to the remaining $5.5 million available under the Reducing Revolver.

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

During the three months ended November 30, 1996, the Company made capital expenditures of approximately $5.9 million primarily for developing new theatres and adding new screens to existing theatres. During this period the Company opened one leased theatre with 18 screens. The Company closed two leased theatres with 12 screens resulting in a circuit total of 599 screens in 69 theatres as of November 30, 1996.

In December 1996, the Company added 18 new screens and reopened 14 screens which were temporarily closed during the first quarter. Construction has begun in the development of one new theatre with a total of 20 screens scheduled to open in June 1997. In addition, construction has begun on the addition of fourteen new screens to an existing theatre scheduled to open in May 1997. The Company believes that availability under the New Credit Facility, cash generated from operations and existing cash balances will be sufficient to fund operations and planned capital expenditures for the next twelve months.

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(A)            EXHIBITS

Exhibit 27     Financial Data Schedule

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




                                        COBB THEATRES, L.L.C.
                                        ---------------------
                                        (Registrant)






Date:    January 14, 1997               /s/ Robert M. Cobb
         ----------------               -------------------------------------
                                        Robert M. Cobb
                                        President and Chief Executive Officer



Date:    January 14, 1997               /s/ Ricky W. Thomas
         ----------------               -------------------------------------
                                        Ricky W. Thomas
                                        Senior Vice President and
                                          Chief Financial Officer