Form 10-Q
period 1997-02-28
COBB THEATRES LLC
filed 1997-04-09
CIK 1011152

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                               -----------------------

                                      FORM 10-Q

               X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                               THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended : February 28, 1997

                                          OR

             __    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                                 THE SECURITIES ACT OF 1934

                  For the transition period from ________ to _______

                          Commission File Number   333-2724

                          -------------------------------------

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


              Yes   Not Applicable                    No  _____________

                                COBB THEATRES, L.L.C.
                                      FORM 10-Q
                       FOR THE QUARTER ENDED FEBRUARY 28, 1997

                                        INDEX

                                                                        Page No.

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

                             COBB THEATRES, L.L.C.
                     Consolidated Statements of Operations
                                 (in thousands)
                                   (unaudited)

                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            --------------------------  --------------------------
                                                            FEBRUARY 28,  FEBRUARY 29,  FEBRUARY 28,  FEBRUARY 29,
                                                                1997          1996          1997          1996
                                                            ------------  ------------  ------------  ------------
Revenues:
 Theatre admissions.......................................   $   22,883    $   21,697    $   38,585    $   36,584
 Concessions..............................................        8,954         8,177        15,523        14,284
 Other....................................................          711           697         1,295         1,386
                                                            ------------  ------------  ------------  ------------
  Total revenues..........................................       32,548        30,571        55,403        52,254
Costs of revenues:
 Film rental..............................................       11,328        10,595        19,429        17,853
 Concession...............................................        1,372         1,257         2,438         2,187
                                                            ------------  ------------  ------------  ------------
  Total cost of revenues..................................       12,700        11,852        21,867        20,040
                                                            ------------  ------------  ------------  ------------
  Gross profit............................................       19,848        18,719        33,536        32,214
Operating expenses:
 Advertising..............................................          855           881         1,602         1,580
 Payroll and related costs................................        3,909         3,505         7,233         6,404
 Occupancy................................................        7,061         6,257        13,677        12,418
 Repairs and maintenance..................................          488           306           900           562
 General and administrative...............................        1,909         2,007         3,547         3,765
 Depreciation and amortization............................        2,459         2,358         4,811         4,468
 Other....................................................        1,196         1,220         2,177         2,237
                                                            ------------  ------------  ------------  ------------
  Total operating expenses................................       17,877        16,534        33,947        31,434
                                                            ------------  ------------  ------------  ------------
  Operating income (loss).................................        1,971         2,185          (411)          780
                                                            ------------  ------------  ------------  ------------
Other income (deductions):
 Interest expense.........................................       (2,313)       (2,038)       (4,518)       (3,904)
 Interest Income..........................................           25           112            42           196
 Other....................................................          (43)          (24)          (43)          (28)
                                                            ------------  ------------  ------------  ------------
                                                                 (2,331)      (1,950)       (4,519)       (3,736)
                                                            ------------  ------------  ------------  ------------
Income (loss) before income taxes.........................         (360)          235        (4,930)       (2,956)
Income tax expense (benefit)..............................         (119)           86        (1,787)       (1,079)
                                                            ------------  ------------  ------------  ------------
  Net income (loss).......................................   $     (241)   $      149    $   (3,143)   $   (1,877)
                                                            ------------  ------------  ------------  ------------
                                                            ------------  ------------  ------------  ------------

              See accompanying notes to financial statements.

                             COBB THEATRES, L.L.C.
                          Consolidated Balance Sheets
                                (in thousands)


                                                                      FEBRUARY 28,   AUGUST 31,
                                                                          1997          1996
                                                                      ------------  ------------
                                                                       (UNAUDITED)
  ASSETS
Current assets:
 Cash and equivalents...............................................   $    4,278   $    8,073
 Receivables........................................................          739        1,236
 Other assets.......................................................        6,092        4,343
                                                                      ------------  ----------
  Total current assets..............................................       11,109       13,652
Property and equipment, net.........................................       80,787       79,683
Intangible assets, net..............................................       15,482       16,187
Other assets........................................................        5,229        3,973
                                                                      ------------  ----------
  Total assets......................................................   $  112,607   $  113,495
                                                                      ------------  ----------
                                                                      ------------  ----------
  LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
 Accounts payable...................................................   $    4,902   $    4,276
 Accrued film rentals...............................................        6,941        4,833
 Accrued interest payable...........................................        4,536        4,759
 Accrued expenses and other liabilities.............................        4,595        4,836
 Revolving line of credit...........................................       --           --
 Obligations under capital leases, current installments.............          275          275
                                                                      ------------  ----------
  Total current liabilities.........................................       21,249       18,979
Long-term debt......................................................       85,000       85,000
Obligations under capital leases....................................        1,397        1,532
Other long-term liabilites..........................................        5,047        4,927
                                                                      ------------  ----------
  Total liabilites..................................................      112,693      110,438
Commitments and contingencies
Members' equity.....................................................          (86)       3,057
                                                                      ------------  ----------
  Total liabilities and members' equity.............................   $  112,607   $  113,495
                                                                      ------------  ----------
                                                                      ------------  ----------

              See accompanying notes to finanical statemtents.

                             COBB THEATRES, L.L.C.
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                        SIX MONTHS ENDED
                                                                 ---------------------------------
                                                                 FEBRUARY 28,         FEBRUARY 29,
                                                                    1997                 1996
                                                                 -------------        ------------
Cash flows from operating activities:
 Net loss............................................               $  (3,143)         $   (1,877)
 Adjustments to reconcile net loss to net cash
  used for operating activities:
  Depreciation and amortization......................                   4,811               4,468
  (Gain) loss on asset dispositions..................                      43                  28
  Provision for deferred income taxes................                    (876)               (584)
 (Increase) decrease in assets:
  Receivables........................................                     497                 (51)
  Other current assets...............................                  (1,749)             (2,089)
 Increase (decrease) in liabilities:
  Accounts payable...................................                     626              (1,900)
  Accrued film rental................................                   2,108                 531
  Accrued interest payable...........................                    (223)                 --
  Accrued expenses and other liabilities.............                    (241)                838
                                                                  ------------           ---------
   Total adjustments.................................                   4,996               1,241
                                                                  ------------           ---------
   Net cash provided (used) for operating
    activities.......................................                   1,853                (636)
                                                                  ------------           ---------
Cash flows from investing activites:
 Additions to property and equipment.................                 (10,691)             (6,444)
 Sales of property and equipment.....................                   5,417                  --
 Other...............................................                    (239)               (324)
                                                                  ------------           ---------
   Net cash used in investing activities.............                  (5,513)             (6,768)
                                                                  ------------           ---------
Cash flows from financing activities:
 Proceeds (payments) on long-term bank debt, net.....                      --              11,046
 Proceeds (payments) on revolving line of credit.....                      --              (4,100)
 Principal payments under capital lease..............                    (135)                (83)
                                                                  ------------           ---------
   Net cash (used) provided by financing
    activities.......................................                    (135)              6,863
                                                                  ------------           ---------
 Net decrease in cash and equivalents................                  (3,795)               (541)
 Cash and equivalents--beginning of period...........                   8,073               1,241
                                                                  ------------           ---------
 Cash and equivalents--end of period.................               $   4,278            $    700
                                                                  ------------           ---------
                                                                  ------------           ---------
Supplemental disclosures of cash flow information:
 Cash paid for:  Interest............................               $   4,909            $  3,708
                                                                  ------------           ---------
                                                                  ------------           ---------
                 Income taxes........................               $      --            $  1,252
                                                                  ------------           ---------
                                                                  ------------           ---------

              See accompanying notes to financial statements.

                             COBB THEATRES, L.L.C.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1997
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

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

Due to the seasonal nature of the Company's business, operating results for the three months and six months ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ending August 31, 1997. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended August 31, 1996.

NOTE 2--EARNINGS PER SHARE

Earnings per share information is not presented as the Company is a limited liability company consisting of members' interests rather than shareholders' interests.

NOTE 3--LONG TERM DEBT

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

NOTE 4--SUMMARIZED INCOME STATEMENT INFORMATION FOR
        GUARANTOR SUBSIDIARIES

R.C. Cobb, Inc. and Cobb Theatres II, Inc. (the guarantor subsidiaries) along with Cobb Finance Corp. are wholly-owned subsidiaries of the Company and comprise all of the direct subsidiaries of the Company. There are no indirect subsidiaries. Cobb Finance Corp. does not have any substantial operations or assets of any kind.

Summarized income statement information for the Company's guarantor subsidiaries is as follows:

                                                                  THREE MONTHS                   SIX MONTHS
                                                            ENDED FEBRUARY 28, 1997       ENDED FEBRUARY 28, 1997
                                                          ----------------------------  ----------------------------
                                                                            COBB                          COBB
                                                             R.C.       THEATRES II,       R.C.       THEATRES II,
                                                          COBB, INC.        INC.        COBB, INC.        INC.
                                                          -----------  ---------------  -----------  ---------------
Total revenues..........................................   $  24,291      $   8,609      $  41,329      $  14,704
Cost of revenues........................................       9,255          3,446         15,714          6,153
Operating expenses......................................      10,127          3,733         19,343          6,876
General and administrative expenses.....................       1,870             40          3,452             95
Depreciation and amortization...........................       1,506            953          2,987          1,825
Operating income (loss).................................       1,533            436           (167)          (245)
Interest expense, net...................................       1,157          1,133          2,322          2,157
Net income (loss).......................................         200           (441)        (1,619)        (1,524)

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

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of operations:

                                                                         PERCENTAGE OF TOTAL REVENUES
                                                                      ----------------------------------
                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                       ----------------------------         ----------------
                                                       FEBRUARY 28,   FEBRUARY 29,      FEBRUARY 28,      FEBRUARY 29,
                                                           1997           1996              1997              1996
                                                       -------------  -------------  -------------------  -------------
Revenues:
   Theatre Admissions................................         70.3%          71.0%             69.6%             70.0%
   Concessions.......................................         27.5%          26.8%             28.0%             27.3%
   Other.............................................          2.2%           2.3%              2.4%              2.7%
                                                             -----          -----             -----             -----
    Total Revenues...................................        100.0%         100.0%            100.0%            100.0%
Cost of Revenues.....................................         39.0%          38.8%             39.5%             38.4%
                                                             -----          -----             -----             -----
Gross Profit.........................................         61.0%          61.2%             60.5%             61.6%
Other theatre operating costs........................         41.5%          39.8%             46.2%             44.4%
General and administrative expenses..................          5.9%           6.6%              6.4%              7.2%
Depreciation and amortization........................          7.6%           7.7%              8.7%              8.6%
                                                             -----          -----             -----             -----
Operating income (loss)..............................          6.1%           7.2%             -0.7%              1.5%
Interest expense, net................................         -7.0%          -6.3%             -8.1%             -7.1%
Net income (loss)....................................         -0.7%           0.5%             -5.7%             -3.6%
Other key ratios:
Film rental as a percentage of admission revenues....         49.5%          48.8%             50.4%             48.8%
Cost of concessions as a percentage of concession
  revenues...........................................         15.3%          15.4%             15.7%             15.3%

Comparison of the Three Months Ended February 28, 1997 and February 29, 1996

REVENUES. Revenues increased 6.5% in the three months ended February 28, 1997 (second quarter of fiscal 1997) to $32.5 million from $30.6 million in the three months ended February 29, 1996 (second quarter of fiscal 1996). The increase in revenues is attributable to a 4.6% increase in the average screen count, a $0.13 increase in the average ticket price and a $0.10 increase in concession revenues per patron partially offset by a 259 patron decrease in average attendance per screen.

GROSS PROFIT. Gross profit (consisting of revenues less film rental costs and cost of concessions) increased 6.0% in the second quarter of fiscal 1997 to $19.8 million from $18.7 million in the second quarter of fiscal 1996. This increase is primarily attributable to the 6.5% increase in revenues, partially offset by the increase of 6.9% in film rental expense and 9.2% in costs of concessions. Gross profit as a percentage of total revenues (the "gross profit percentage") was 61.0% in the second quarter of fiscal 1997 and 61.2% in the second quarter of fiscal 1996. The decrease in gross profit as a percentage of revenues resulted primarily from an increase in film rental costs as a percentage of theatre admissions from 48.8% to 49.5%.

OTHER THEATRE OPERATING COSTS.  Other theatre operating costs increased
11.0% in the second quarter of fiscal 1997 to $13.5 million from $12.2 million in the second quarter of fiscal 1996, primarily resulting from a 4.6% increase in the average screen count at a higher average cost per screen, an increase in payroll costs as a percentage of revenues and an increase in repairs and maintenance costs during the quarter. Other theatre operating costs as a percentage of revenues increased to 41.5% in the second quarter of fiscal 1997 from 39.8% in the second quarter of fiscal 1996 primarily due to the fact that the reasons stated above plus the fact that facility and other costs were were incurred on 12 screens which were closed during the entire quarter and 14 screens closed for a portion of the quarter for renovation and expansion.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 4.9% in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. General and administrative expenses as a percentage of revenues decreased to 5.9% in the second quarter of fiscal 1997 from 6.6% in the second quarter of fiscal 1996 due to the increase in the Company's revenues combined with the decrease in general and administrative expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 4.3% in the second quarter of fiscal 1997 to $2.5 million from $2.4 million in the second quarter of fiscal 1996. This increase was primarily the result of theatre property additions over the past twelve months.

Interest Expense. Interest expense increased 13.5% in the second quarter of fiscal 1997 to $2.3 million from $2.0 million in the second quarter of fiscal 1996. The increase was due to an increase in the average debt outstanding and higher interest rates on a significant portion of the Company's debt in the second quarter of fiscal 1997 versus the second quarter of fiscal 1996.

NET LOSS. The Company incurred a net loss of $241 thousand in the second quarter of fiscal 1997 compared to net income of $149 thousand in the second quarter of fiscal 1996, primarily resulting from the increase in other theatre operating costs and interest expense.

Comparison of the Six Months Ended February 28, 1997 and February 29, 1996

REVENUES. Revenues increased 6.0% in the six months ended February 28, 1997 (the 1997 period) to $55.4 million from $52.3 million in the six months ended February 29, 1996 (the 1996 period). The increase in revenues is attributable to a 2.3% increase in the average screen count in the 1997 period from the 1996 period, a $0.06 increase in the average ticket price, a $0.06 increase in concession revenues per patron and a 265 patron increase in average attendance per screen.

GROSS PROFIT. Gross profit (consisting of revenues less film rental costs and cost of concessions) increased 4.1% in the 1997 period to $33.5 million from $32.2 million in the 1996 period. This increase is primarily attributable to the 6.0% increase in revenues, partially offset by the increase of 8.8% in film rental expense and 11.5% in concession costs. Gross profit as a percentage of total revenues (the "gross profit percentage") decreased to 60.5% in the 1997 period from 61.6% in the 1996 period. The decrease in gross profit as a percentage of revenues resulted primarily from an increase in film rental costs as a percentage of theatre admissions from 48.8% to 50.4% and an increase in the cost of concessions as a percentage of concession revenues from 15.3% to 15.7% due to an increased variety of products.

OTHER THEATRE OPERATING COSTS.  Other theatre operating costs increased
10.3% in the 1997 period to $25.6 million from $23.2 million in the 1996 period, primarily resulting from a 2.3% increase in the average screen count at a higher average cost per screen, an increase in payroll costs as a percentage of revenues and an increase in repairs and maintenance costs. Other theatre operating costs as a percentage of revenues increased to 46.2% in the 1997 period from 44.4% in the 1996 period primarily due to the reasons stated above plus the fact that facility and other costs were incurred on 12 screens which were closed during the 1997 period for renovation and expansion plus an additional 14 screens which were closed for three and a half months for renovation and expansion.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 5.8% in the 1997 period compared to the 1996 period. General and administrative expenses a percentage of revenues decreased to 6.4% in the 1997 period from 7.2% in the 1996 period due to the increase in the Company's revenues combined with the decrease in general and administrative expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 7.7% in the 1997 period to $4.8 million from $4.5 million in the 1996 period. This increase was primarily the result of theatre property additions over the past twelve months.

INTEREST EXPENSE. Interest expense increased 15.7% in the 1997 period to $4.5 million from $3.9 million in the 1996 period. The increase was due to an increase in the average debt outstanding and higher interest rates on a significant portion of the Company's debt in the 1997 period versus the 1996 period.

NET LOSS. The Company incurred a net loss in the 1997 period of $3.1 million compared to a net loss of $1.9 million in the 1996 period, primarily resulting from the increase in film rental costs as a percentage of theatre admissions and the increase in other theatre operating costs and interest expense.

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

Under the terms of the New Credit Facility, $12.5 million was available under the Seasonal Revolver at February 28, 1997 with no balance outstanding. The Company will have access to the Reducing Revolver once its ratio of net debt to EBITDA is less than (i) 4.5 to 1.0, with respect to the first $7.0 million available under the Reducing Revolver and (ii) 4.25 to 1.0, with respect to the remaining $5.5 million available under the Reducing Revolver.

The New Credit Facility contains covenants that, among other things, restrict the ability of the Company to incur additional debt, create certain liens, make certain investments (including certain capital expenditures), pay dividends or make other distributions, sell assets of the Company or its subsidiaries, issue or sell equity interests of the Company's subsidiaries or enter into certain mergers or consolidations. Under the New Credit Facility, the Company is required to comply with specified financial ratios, including maximum net debt to EBITDA and minimum interest coverage and fixed charge coverage ratios.

The Company's primary capital requirements are for furniture and equipment relating to new theatre openings and for remodeling, expansion and maintenance of existing theatres. The Company prefers to develop theatres on a leasehold basis rather than a fee-owned basis due to the fact that the capital requirements associated with developing a theatre on a leasehold basis are significantly less than developing a theatre on a fee-owned basis. The Company has historically developed, and plans to continue developing, a significant portion of new theatres by entering into long-term, net leases which provide for the incurrence by the landlord of the construction costs of the theatre, other than those for furniture, fixtures and equipment, in exchange for the Company's entering into the lease. The Company historically has funded its capital expansion needs through financing activities and with excess funds generated from its operations.

During the six months ended February 28, 1997, the Company made capital expenditures of approximately $10.7 million primarily for developing new theatres and adding new screens to existing theatres. During this period the Company opened one leased theatre with 18 screens and added 18 new screens to two leased theatres. The Company closed four leased theatres with 17 screens resulting in a circuit total of 612 screens in 67 theatres as of February 28, 1997.

In December 1996, the Company completed the sale of two parcels of undeveloped land for approximately $4.0 million and simultaneously entered into leaseback arrangements for the development of two new theatres on these parcels with a total of 36 screens scheduled to be completed in November 1997.

Construction is underway in the development of two new theatres with a total of 40 screens scheduled to open in May or June of 1997. The Company believes that availability under the New Credit Facility, cash generated from operations and existing cash balances will be sufficient to fund operations and planned capital expenditures for the remainder of the fiscal year.

                           PART II--OTHER INFORMATION

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

                                      COBB THEATRES, L.L.C.
                                      ----------------------------------
                                      (Registrant)




Date:  April 9, 1997          /s/ Robert M. Cobb
     -------------------      ------------------------------------
                              Robert M. Cobb
                              President and Chief Executive Officer




Date:  April 9, 1997          /s/ Ricky W. Thomas
     -------------------      -------------------------------------------------
                              Ricky W. Thomas
                              Senior Vice President and Chief Financial Officer