Form 10-Q
period 1997-05-31
COBB THEATRES LLC
filed 1997-07-15
CIK 1011152

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                ----------------------------------

                            FORM 10-Q

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended : May 31, 1997

                                OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
---                 THE SECURITIES ACT OF 1934

        For the transition period from          to
                                       --------    -------
                Commission File Number   333-2724
            -----------------------------------------


                      Cobb Theatres, L.L.C.
      (Exact name of Registrant as Specified in its Charter)


Alabama                                      63-1161322
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)



                        924 Montclair Road
                    Birmingham, Alabama  35213
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


    Yes   Not Applicable                    No
          --------------                        -------------

                      COBB THEATRES, L.L.C.
                            FORM 10-Q
                FOR THE QUARTER ENDED May 31, 1997

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

                            COBB THEATRES, L.L.C.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            THREE MONTHS          NINE MONTHS
                                                                           ENDED MAY 31,         ENDED MAY 31,
                                                                        --------------------  --------------------
                                                                          1997       1996       1997       1996
                                                                        ---------  ---------  ---------  ---------
Revenues:
  Theatre admissions..................................................  $  20,947  $  19,117  $  59,532  $  55,700
  Concessions.........................................................      9,185      7,673     24,708     21,957
  Other...............................................................        642        668      1,937      2,055
                                                                        ---------  ---------  ---------  ---------
      Total revenues..................................................     30,774     27,458     86,177     79,712

Costs of revenues:
  Film rental.........................................................     10,603      9,155     30,031     27,008
  Concession..........................................................      1,373      1,148      3,811      3,335
                                                                        ---------  ---------  ---------  ---------
      Total cost of revenues..........................................     11,976     10,303     33,842     30,343
                                                                        ---------  ---------  ---------  ---------
      Gross profit....................................................     18,798     17,155     52,335     49,369

Operating expenses:
  Advertising.........................................................        780        834      2,382      2,414
  Payroll and related costs...........................................      3,735      3,512     10,969      9,916
  Occupancy...........................................................      7,185      6,360     20,862     18,777
  Repairs and maintenance.............................................        309        458      1,209      1,020
  General and administrative..........................................      2,034      2,008      5,581      5,773
  Depreciation and amortization.......................................      2,469      2,324      7,280      6,792
  Other...............................................................      1,123      1,233      3,301      3,470
                                                                        ---------  ---------  ---------  ---------
      Total operating expenses........................................     17,635     16,729     51,584     48,162
                                                                        ---------  ---------  ---------  ---------
      Operating income................................................      1,163        426        751      1,207
                                                                        ---------  ---------  ---------  ---------
Other income (deductions):
  Interest expense....................................................     (2,368)    (2,266)    (6,886)     (6,004)
  Interest income.....................................................         26         35         68         65
  Other...............................................................       (213)      (118)      (256)      (146)
                                                                        ---------  ---------  ---------  ---------
                                                                           (2,555)    (2,349)    (7,074)    (6,085)
                                                                        ---------  ---------  ---------  ---------
Income (loss) before income taxes.....................................     (1,392)    (1,923)    (6,323)    (4,878)
Income tax expense (benefit)..........................................      ( 508)      (592)    (2,296)    (1,671)
                                                                        ---------  ---------  ---------  ---------
Income (loss) before extraordinary item...............................       (884)    (1,331)    (4,027)    (3,207)
Extraordinary item--Loss on extinguishment of debt (net of income tax
  of $440)............................................................          0       (751)         0       (751)
                                                                        ---------  ---------  ---------  ---------
      Net income (loss)...............................................  $    (884) $  (2,082) $  (4,027) $  (3,958)
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

                See accompanying notes to financial statements.

                             COBB THEATRES, L.L.C.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                         MAY 31,    AUGUST 31,
ASSETS                                                                    1997        1996
----------------------------------------------------------------------  ---------  ---------
                                                                       (UNAUDITED)
Current assets:
  Cash and equivalents...............................................   $   1,290   $    8,073
  Receivables........................................................         589        1,236
  Other assets.......................................................       5,202        4,343
                                                                       -----------  ----------
      Total current assets...........................................       7,081       13,652

Property and equipment, net..........................................      83,357       79,683
Intangible assets, net...............................................      15,031       16,187
Other assets.........................................................       5,739        3,973
                                                                       -----------  ----------
      Total assets...................................................   $ 111,208   $  113,495
                                                                       -----------  ----------
                                                                       -----------  ----------
      LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
  Accounts payable...................................................   $   4,430   $    4,276
  Accrued film rentals...............................................       6,775        4,833
  Accrued interest payable...........................................       2,317        4,759
  Accrued expenses and other liabilities.............................       4,472        4,836
  Revolving line of credit...........................................       2,476           --
  Obligations under capital leases, current installments.............         275          275
                                                                       -----------  ----------
      Total current liabilities......................................      20,745       18,979
Long-term debt.......................................................      85,000       85,000
Obligations under capital leases.....................................       1,328        1,532
Other long-term liabilites...........................................       5,105        4,927
                                                                       -----------  ----------
      Total liabilites...............................................     112,178      110,438
Commitments and contingencies
Members' equity......................................................        (970)       3,057
                                                                       -----------  ----------
      Total liabilities and members' equity..........................   $ 111,208   $  113,495
                                                                       -----------  ----------
                                                                       -----------  ----------

                See accompanying notes to financial statements.

                                   COBB THEATRES, L.L.C.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                      (UNAUDITED)

                                                               NINE MONTHS
                                                              ENDED MAY 31,
                                                        -----------------------
                                                         1997             1996
                                                         ----             ----

Cash flows from operating activities:
  Net loss....................................         $(4,027)       $  (3,958)
  Adjustments to reconcile net loss to net
    cash used for operating activities:
    Depreciation and amortization.............           7,280            6,792
    (Gain) loss on asset dispositions.........             256              146
    Provision for deferred income taxes.......          (2,296)          (2,111)
    Extraordinary loss on debt extinguishment.             --               751
  (Increase) decrease in assets:
    Receivables...............................             647              329
    Other current assets......................             176             (592)
  Increase (decrease) in liabilities:
    Accounts payable..........................             154           (1,756)
    Accrued film rental.......................           1,942              477
    Accrued interest payable..................          (2,442)           2,152
    Accrued expenses and other liabilities....            (364)            (941)
                                                    -------------        --------
      Total adjustments.......................           5,353            5,247
                                                    -------------        --------
      Net cash provided by operating                     1,326
        activities............................                            1,289
                                                    -------------        --------
Cash flows from investing activites:
  Additions to property and equipment.........         (15,682)          (8,972)
  Sales of property and equipment                        5,340               --
  Other.......................................             (39)            (350)
                                                    -------------        --------
      Net cash used in investing activities...         (10,381)          (9,322)
                                                    -------------        --------
Cash flows from financing activities:
  Proceeds from senior secured notes..........              --           85,000
  Proceeds from senior subordinated notes.....              --           10,000
  Payments on senior subordinated notes.......              --          (10,000)
  Proceeds (payments) on long-term bank debt,
    net.......................................              --          (60,798)
  Proceeds (payments) on revolving line of
    credit....................................           2,476           (9,700)
  Principal payments under capital lease......            (204)            (146)
  Capitalized debt issue costs................              --           (4,376)
  Debt prepayment fees........................              --             (615)
                                                     ------------         -------
  Net cash provided by financing activities...           2,272            9,365
                                                     ------------         -------
  Net (decrease) increase in cash and
    equivalents...............................          (6,783)           1,332
  Cash and equivalents--beginning of period...           8,073            1,241
                                                     ------------         -------
  Cash and equivalents--end of period.........          $1,290        $   2,573
                                                     ------------         -------
                                                     -----------          -------
Supplemental disclosures of cash flow
  information:
 Cash paid for:   Interest                              $9,160        $   5,939
                                                      ----------          -------
                                                      ----------          -------
                  Income taxes                          $   --        $   1,634
                                                      ----------          -------
                                                      ----------          -------

                See accompanying notes to financial statements.

                                   COBB THEATRES, L.L.C.
                             Notes to Consolidated Financial
                                      May 31, 1997
                                       (unaudited)

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

Due to the seasonal nature of the Company's business, operating results for the three months and nine months ended May 31, 1997 are not necessarily indicative of the results that may be expected for the year ending August 31, 1997. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-K for the year ended August 31, 1996.

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

Summarized income statement information for the Company's guarantor subsidiaries is as follows:

                                                                  THREE MONTHS                  NINE MONTHS
                                                               ENDED MAY 31, 1997            ENDED MAY 31, 1997
                                                          ----------------------------  ----------------------------
                                                                            COBB                          COBB
                                                             R.C.       THEATRES II,       R.C.       THEATRES II,
                                                          COBB, INC.        INC.        COBB, INC.        INC.
                                                          -----------  ---------------  -----------  ---------------

Total revenues..........................................   $  22,242      $   8,883      $  63,571      $  23,587
Cost of revenues........................................       8,320          3,656         24,034          9,808
Operating expenses......................................       9,740          3,743         29,083         10,619
General and administrative expenses.....................       1,953             81          5,405            176
Depreciation and amortization...........................       1,529            940          4,515          2,765
Operating income........................................         700            463            534            218
Interest expense, net...................................       1,146          1,193          3,468          3,350
Net income (loss).......................................        (419)          (465)        (2,038)        (1,989)


Separate financial statements and other disclosures concerning Cobb Finance Corp. and the guarantor subsidiaries are not presented because management has determined that separate disclosures for each of the two operating subsidiaries would not provide any additional information that would be material to investors that is not already presented in the consolidated financial statements.

NOTE 5--SUBSEQUENT EVENTS

On June 11, 1997, the Company entered into an agreement to merge with Regal Cinemas, Inc. of Knoxville, Tennessee. The transaction will be accounted for as a pooling of interests. The consideration of approximately $200 million consists of Regal common stock and the assumption of all outstanding indebtedness of Cobb Theatres. Consummation of the transaction is subject to customary closing conditions and the expiration of the waiting period under the Hart-Scott-Rodino Act. The Company expects the merger to be completed by the end of July 1997.

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

The following table sets forth, for the fiscal periods indicated, the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of operations:

                                                                                         PERCENTAGE OF TOTAL REVENUES
                                                                                  ------------------------------------------
                                                                                      THREE MONTHS          NINE MONTHS
                                                                                     ENDED MAY 31,         ENDED MAY 31,
                                                                                  --------------------  --------------------
                                                                                    1997       1996       1997       1996
                                                                                  ---------  ---------  ---------  ---------
Revenues:
    Theatre Admissions.........................................................       68.1%      69.6%      69.1%      69.9%
    Concessions................................................................       29.9%      27.9%      28.7%      27.5%
    Other......................................................................        2.0%       2.5%       2.2%       2.6%
                                                                                  ---------  ---------  ---------  ---------
      Total Revenues...........................................................      100.0%     100.0%     100.0%     100.0%
Cost of Revenues...............................................................       38.9%      37.5%      39.3%      38.1%
                                                                                  ---------  ---------  ---------  ---------
Gross Profit...................................................................       61.1%      62.5%      60.7%      61.9%
Other theatre operating costs..................................................       42.7%      45.1%      44.9%      44.7%
General and administrative expenses............................................        6.6%       7.3%       6.5%       7.2%
Depreciation and amortization..................................................        8.0%       8.5%       8.4%       8.5%
                                                                                  ---------  ---------  ---------  ---------
Operating income...............................................................        3.8%       1.5%       0.9%       1.5%
Interest expense, net..........................................................       (7.7%)     (8.1%)     (8.0%)     (7.5%)
Net income (loss)..............................................................       (2.9%)     (7.6%)     (4.7%)     (5.0%)
Other key ratios:
Film rental as a percentage of admission revenues..............................       50.6%      47.9%      50.4%      48.5%
Cost of concessions as a percentage of concession revenues.....................       14.9%      15.0%      15.4%      15.2%


COMPARISON OF THE THREE MONTHS ENDED MAY 31, 1997 AND 1996

REVENUES. Revenues increased 12.1% in the three months ended May 31, 1997 (third quarter of fiscal 1997) to $30.8 million from $27.5 million in the three months ended May 31, 1996 (third quarter of fiscal 1996). The increase in revenues is attributable to a 4.3% increase in the average screen count, a $0.27 increase in the average ticket price and a $.25 increase in concession revenues per patron partially offset by a 213 patron decrease in average attendance per screen.

GROSS PROFIT. Gross profit (consisting of revenues less film rental costs and cost of concessions) increased 9.6% in the third quarter of fiscal 1997 to $18.8 million from $17.2 million in the third quarter of fiscal 1996. This increase is primarily attributable to the 12.1% increase in revenues, partially offset by the increase of 15.8% in film rental expense and 19.6% in costs of concessions. Gross profit as a percentage of total revenues (the "gross profit percentage") was 61.1% in the third quarter of fiscal 1997 and 62.5% in the third quarter of fiscal 1996. The decrease in gross profit as a percentage of revenues resulted primarily from an increase in film rental costs as a percentage of theatre admissions from 47.9% to 50.6%.

OTHER THEATRE OPERATING COSTS. Other theatre operating costs increased 5.9% in the third quarter of fiscal 1997 to $13.1 million from $12.4 million in the third quarter of fiscal 1996, primarily resulting from a 4.3% increase in the average screen count at a higher average cost per screen, partially offset by a decrease in repairs and maintenance expense, supplies expense and insurance expense. Other theatre operating costs as a percentage of revenues decreased to 42.7% in the third quarter of fiscal 1997 from 45.1% in the third quarter of fiscal 1996 primarily due to the reasons stated above as well as the overall increase in revenues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 1.3% in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. General and administrative expenses as a percentage of revenues decreased to 6.6% in the third quarter of fiscal 1997 from 7.3% in the third quarter of fiscal 1996 due to the increase in the Company's revenues.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 6.2% in the third quarter of fiscal 1997 to $2.5 million from $2.3 million in the third quarter of fiscal 1996. This increase was primarily the result of theatre property additions over the past twelve months.

INTEREST EXPENSE. Interest expense increased 4.5% in the third quarter of fiscal 1997 to $2.4 million from $2.3 million in the third quarter of fiscal 1996.

NET LOSS. The Company incurred a net loss of $885,000 in the third quarter of fiscal 1997 compared to a net loss of $2.1 million in the third quarter of fiscal 1996, primarily resulting from the increase in revenues and the decrease in other theatre operating costs as a percentage of revenues , partially offset by the increase in film rental costs. In addition, the net loss for the third quarter of fiscal 1996 included an extraordinary loss on the extinguishment of debt of $751,000, net of income tax.

COMPARISON OF THE NINE MONTHS ENDED MAY 31, 1997 AND 1996

REVENUES. Revenues increased 8.1% in the nine months ended May 31, 1997 (the 1997 period) to $86.2 million from $79.7 million in the nine months ended May 31, 1996 (the 1996 period). The increase in revenues is attributable to a 3.1% increase in the average screen count in the 1997 period from the 1996 period, a $0.13 increase in the average ticket price and a $0.13 increase in concession revenues per patron.

GROSS PROFIT. Gross profit (consisting of revenues less film rental costs and cost of concessions) increased 6.0% in the 1997 period to $52.3 million from $49.4 million in the 1996 period. This increase is primarily attributable to the 8.1% increase in revenues, partially offset by the increase of 11.2% in film rental expense and 14.3% in concession costs. Gross profit as a percentage of total revenues (the "gross profit percentage") decreased to 60.7% in the 1997 period from 61.9% in the 1996 period. The decrease in gross profit as a percentage of revenues resulted primarily from an increase in film rental costs as a percentage of theatre admissions from 48.5% to 50.5%.

OTHER THEATRE OPERATING COSTS. Other theatre operating costs increased 8.8% in the 1997 period to $38.7 million from $35.6 million in the 1996 period, primarily resulting from a 3.1% increase in the average screen count at a higher average cost per screen, an increase in payroll costs as a percentage of revenues and an increase in repairs and maintenance costs. Other theatre operating costs as a percentage of revenues increased to 44.9% in the 1997 period from 44.7% in the 1996 period primarily due to the reasons stated above plus the fact that facility and other costs were incurred on 12 screens which were closed during most of the 1997 period for renovation and expansion plus an additional 14 screens which were closed for three and a half months for renovation and expansion.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 3.3% in the 1997 period compared to the 1996 period. General and administrative expenses as a percentage of revenues decreased to 6.5% in the 1997 period from 7.2% in the 1996 period due to the increase in the Company's revenues combined with the decrease in general and administrative expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 7.2% in the 1997 period to $7.3 million from $6.8 million in the 1996 period. This increase was primarily the result of theatre property additions over the past twelve months.

INTEREST EXPENSE. Interest expense increased 14.7% in the 1997 period to $6.9 million from $6.0 million in the 1996 period. The increase was due to an increase in the average debt outstanding and higher interest rates on a significant portion of the Company's debt in the 1997 period versus the 1996 period.

NET LOSS. The Company incurred a net loss in the 1997 period of $4.0 million compared to a net loss of $4.0 million in the 1996 period. The net loss for the 1996 period included a loss on the extinguishment of debt of $751,000, net of income tax. The increased loss in the 1997 period was primarily due to the increase in film rental costs as a percentage of theatre admissions and the increase in other theatre operating costs and interest expense.

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

Under the terms of the New Credit Facility, $12.5 million was available under the Seasonal Revolver at May 31, 1997 with $2.5 million outstanding. The Company will have access to the Reducing Revolver once its ratio of net debt to EBITDA is less than (i) 4.5 to 1.0, with respect to the first $7.0 million available under the Reducing Revolver and (ii) 4.25 to 1.0, with respect to the remaining $5.5 million available under the Reducing Revolver.

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

During the nine months ended May 31, 1997, the Company made capital expenditures of approximately $15.7 million primarily for developing new theatres and adding new screens to existing theatres. During this period the Company opened three leased theatres with 34 screens and added 18 new screens to two leased theatres. The Company closed six leased theatres with 26 screens resulting in a circuit total of 619 screens in 67 theatres as of May 31, 1997.

In December 1996, the Company completed the sale of two parcels of undeveloped land for approximately $4.0 million and simultaneously entered into leaseback arrangements for the development of two new theatres on these parcels with a total of 36 screens scheduled to be completed in November 1997.

Construction is underway in the development of four new theatres with a total of 83 screens which are scheduled to open prior to December 31, 1997.

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

Exhibit 2   Plan of acquisition

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

                                       COBB THEATRES, L.L.C.
                                       ----------------------
                                       (Registrant)



Date:      7/15/97                      /s/ Robert M. Cobb
      ----------------------            ------------------
                                        Robert M. Cobb
                                        President and Chief Executive Officer




Date:       7/15/97                     /s/ Ricky W. Thomas
      ----------------------            -------------------
                                        Ricky W. Thomas
                                        Senior Vice President and Chief Financial Officer
